Form 10-Q
period 1995-03-31
NOONEY INCOME FUND LTD II L P
filed 1995-05-15
CIK 757764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 0-14360

                        NOONEY INCOME FUND LTD. II, L.P.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Missouri                               43-1357693
- -------------------------------------------  ----------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                 63105
- -------------------------------------------  ----------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (314) 863-7700

- -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _______________.

                               Page 1 of 11 Pages

PART I

ITEM 1 - FINANCIAL STATEMENTS:

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             ----------------------

                                 BALANCE SHEETS
                                 --------------

                                   (UNAUDITED)
                                   -----------
                                                      March 31,   December 31,
                                                        1995         1994
                                                     (Unaudited)
                                                    ------------  ------------

ASSETS:
    Cash and cash equivalents                        $ 1,142,753    $1,118,033
    Accounts receivable                                   89,856       108,832
    Prepaid expenses                                      84,469        29,472
    Investment property, at cost:
         Land and improvements                         1,674,836     1,674,836
         Buildings                                    10,261,598    10,260,354
                                                    ------------  ------------
                                                      11,936,434    11,935,190
         Less accumulated depreciation                 4,232,123     4,131,718
                                                    ------------  ------------
                                                       7,704,311     7,803,472
Deferred expenses - At amortized cost                     85,223        58,643
                                                    ------------  ------------

                                                     $ 9,106,611   $ 9,118,452
                                                    ============  ============

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
    Accounts payable and accrued expenses            $   309,369   $   365,747
    Refundable tenant deposits                            63,325        63,619
                                                    ------------  ------------
                                                         372,694       429,366
Partners' Equity                                       8,733,918     8,689,038
                                                    ------------  ------------

                                                     $ 9,106,611   $ 9,118,452
                                                    ============  ============


                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             ----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                 ----------------------------------------------

                                   (UNAUDITED)
                                   ----------
                                                         Three Months Ended
                                                      March 31,     March 31,
                                                        1995          1994
                                                    ------------  ------------

REVENUES:
    Rental and other income                          $   450,131   $   429,266
    Interest                                               9,498         4,624
                                                    ------------  ------------
                                                         459,629       433,890

EXPENSES:
    Depreciation and amortization                        112,788       108,854
    Real estate taxes                                     89,248        98,683
    Property management fees paid to
     Nooney Krombach Company                              27,589        26,166
    Reimbursement to Nooney Krombach Company
     for partnership management services and
     indirect expenses                                     6,250         6,250
    Other operating expenses                             178,922       159,127
                                                    ------------  ------------

                                                         414,797       399,080
                                                    ------------  ------------

NET INCOME                                           $    44,832   $    34,810
                                                    ============  ============

NET INCOME PER LIMITED PARTNERSHIP UNIT              $      2.31   $      1.79
                                                    ============  ============

PARTNERS' EQUITY:
    Beginning of Period                              $ 8,689,086   $ 8,817,462
    Net Income                                            44,832        34,810-
                                                     -----------  ------------

    End of Period                                    $ 8,733,918   $ 8,852,272
                                                    ============  ============


                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------
                             (A LIMITED PARTNERSHIP)
                             ----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   ----------
                                                        Three Months Ended
                                                      March 31,     March 31,
                                                         1995         1994
                                                    ------------  ------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Net Income                                      $    44,832   $    34,810
    Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                  112,788       108,854

      Changes in assets and liabilities:
         Increase in accounts receivable                 18,976         2,436
         Increase in prepaid expenses and deposits      (61,640)      (15,887)
         Increase in deferred assets
           at amortized cost                            (26,580)      (24,255)
         (Decrease) in accounts payable and
           accrued expenses                             (56,378)      (54,627)
         (Decrease) Increase in refundable tenant
           deposits                                        (294)          196
                                                    ------------  ------------

         Total Adjustments                              (13,128)       16,717
                                                    ------------  ------------
         Net cash provided by operating activities       31,704        51,527
                                                    ------------  ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Additions to investment property                     (6,984)       (4,329)
                                                    ------------  ------------
         Net cash used in investing activities           (6,984)       (4,329)
                                                    ------------  ------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
    Cash distributions to partners                          -0-           -0-
                                                    ------------  ------------
         Net cash used in financing activities              -0-           -0-
                                                    ------------  ------------

NET INCREASE IN CASH                                     24,720        47,198

CASH AND CASH EQUIVALENTS, beginning of period        1,118,033     1,046,208
                                                    ------------  ------------

CASH AND CASH EQUIVALENTS, end of period             $1,142,753    $1,093,406
                                                    ============  ============

                         NOONEY INCOME FUND LTD.II, L.P.
                         -------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                    THREE MONTHS ENDED MARCH 31 1995 AND 1994
                    -----------------------------------------

NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1994, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1995 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 1995 and 1994 was computed based on 19,221 units, the number of units outstanding during the periods.

ITEM :7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

The Registrant's cash and cash equivalents at March 31, 1995 increased slightly when compared to the previous year-end due to an increase in cash flow from operations partially offset by an increase in capital expenditures.

The Registrant expects the properties to provide adequate cash flow from operations and available cash to fund capital expenditures during 1995. (See Expected Capital Expenditures).

As previously disclosed, the Registrant owned three properties jointly with Nooney Income Fund Ltd. III, L.P. ("NIF III"). NIF III was unable to service its debt, and its percentage interests in the jointly held properties were transferred to a subsidiary of the mortgage lender, St. Louis Investment Properties, Inc.("SLIP"), in lieu of foreclosure. The Registrant believes SLIP could attempt to partition those properties and force their sale at auction for what the Registrant believes could be a very low price. This would likely reduce the amount of any cash available for distribution to the partners when the Registrant is dissolved. The Registrant has successfully negotiated a contract with SLIP to purchase the partial interests ("Acquisition Interests") in the jointly held properties (Wards Corner, Countryside, and NorthCreek).
The purchase price is $7,190,000, of which the mortgage lender will finance 100%. This transaction is subject to the approval of the limited partners. A preliminary consent statement seeking the limited partners' approval of the purchase was filed with the Securities and Exchange Commission on October 18, 1994. The General Partners subsequently decided to postpone seeking the limited partners' approval pending completion of the 1994 audited financial statements. It is now anticipated the consent statement will be sent to the limited partners in June, 1995. The purchase of the Acquisition Interests from SLIP will enable the Partnership to fully control its own destiny with respect to the improvement, management and sale of its properties. The General Partners' goal is to attempt to enhance the value of the Registrant's properties, with the exception of Countryside, over the next several years in order to increase the amount of any cash available for distribution to the partners when the Partnership is dissolved. Due to market conditions, tax burdens and other factors relating to Countryside, the Registrant intends to attempt to sell Countryside by July 1996 if the limited partners vote in favor of the purchase of the Acquisition Interests. The General Partners believe that now is not the time to sell NorthCreek, Wards Corner, Leawood or Tower Industrial, since the General Partners believe that the commercial real estate markets in those areas will improve over the next several years. Registrant's management is unable to predict whether the limited partners will approve the transaction or whether SLIP would be successful in an attempt to force a partition and sale of Countryside, NorthCreek and Wards Corner.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures from operations and cash reserves, maintain occupancy and contend with the ownership issues of the jointly held properties. Until such time as market conditions may improve and the profitable sale of the properties may be feasible, the Registrant will continue to manage its properties.

Results of Operations
- ---------------------

During the quarters ended March 31, 1995, 1994 and 1993 the Registrant's properties cash flows (excluding any partnership expenses) were as follows:

                                Tower Ind.   Leawood       Countryside     Wards       NorthCreek
                                Building     Fountain      Exec. Center    Corner      Office Park
                               (100%)<F1>    (24%)<F1>      (50%) <F1>   (45%) <F1>     (45%) <F1>
                               ------------  ------------  ------------  ------------  ------------

1995
- ----

Net Operating Cash Income<F2>     $ 32,000      $ 34,000      $ 45,000       $ 19,000     $107,000
Capital Expenditures                  (-0-)       (3,000)         (-0-)          (-0-)      (4,000)
Tenant Alterations                    (-0-)         (-0-)         (-0-)          (-0-)      (3,000)
Lease Commissions                  (32,000)       (1,000)         (-0-)          (-0-)        (-0-)
                                -----------   -----------   -----------    -----------  -----------
Net Property Cash Flow            $    -0-     $  30,000      $ 45,000       $ 19,000     $100,000
                                ===========   ===========   ===========    ===========  ===========

1994
- ----

Net Operating Cash Income<F2>     $ 33,000      $ 33,000      $ 28,000       $ 31,000     $ 85,000
Capital Expenditures                  (-0-)       (2,000)       (1,000)          (-0-)        (-0-)
Tenant Alterations                    (-0-)       (1,000)         (-0-)          (-0-)        (-0-)
Lease Commissions                     (-0-)       (5,000)        ( -0-)        (2,000)      (9,000)
                                -----------   -----------   -----------    -----------  -----------
Net Property Cash Flow            $ 33,000      $ 25,000      $ 27,000       $ 29,000     $ 76,000
                                ===========   ===========   ===========    ===========  ===========

1993
- ----

Net Operating Cash Income<F2>     $ 27,000      $ 24,000      $ 11,000       $ 28,000     $ 65,000
Capital Expenditures                  (-0-)         (-0-)      (21,000)          (-0-)        (-0-)
Tenant Alterations                    (-0-)       (4,000)      (37,000)          (-0-)     (43,000)
Lease Commissions                     (-0-)        (-0-)        (7,000)          (-0-)        (-0-)
                                -----------   -----------   -----------    -----------  -----------
Net Property Cash Flow            $ 27,000      $ 20,000     $(54,000)       $ 28,000     $ 22,000
                                ===========   ===========   ===========    ===========  ===========
- ---------------

<F1>     Represents the percentage of the Registrant's ownership in the above mentioned properties.
<F2>     Net Operating Cash Income represents Rental Revenue less Property Operating Expenses, excluding depreciation and amortization and writedowns of investment property, less Debt Service.  The
         Registrant is not currently servicing any debt.  Net Operating Cash Income (i) does not represent cash flow from operations as defined by generally accepted accounting principles, (ii) is not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to Net Income for purposes of evaluating the Partnership's operating performance.

Expected Remaining 1995 Capital Expenditures:
- ---------------------------------------------

                                                              Leasing         Other
                                                              Capital        Capital       Total
                                                            -----------    -----------  -----------

Tower Industrial Bldg.        (100%) <F1>*                     $ 12,000        $   -0-     $ 12,000
Leawood Fountain Plaza         (24%) <F1>                        73,000          7,000       80,000
Countryside Exec. Center       (50%) <F1>                        23,000         46,000       69,000
Wards Corner                   (45%) <F1>                        32,000         27,000       59,000
NorthCreek Office Park         (45%) <F1>                        20,000         21,000       41,000
                                                            -----------    -----------  -----------
                                                               $160,000      $101,000      $261,000
                                                            ===========    ===========  ===========
- ---------------

<F1> Represents the percentage of the Registrant's ownership in the above mentioned properties.


         During the remainder of 1995, approximately $261,000 of capital expenditures are expected by the Registrant for its proportionate share of ownership interest in the properties. At Countryside, brick planters will be rebuilt and a portion of the parking lot will be resurfaced. NorthCreek is scheduled for exterior painting of all buildings. Leawood Fountain Plaza is currently undergoing minor roof repairs and is scheduled for sidewalk repairs. At Wards Corner, existing interior improvements in the vacant space will be demolished and refurbished for re-leasing purposes. Presently there are no contracts in place for any other capital expenditures. The timing and cost of these capital expenditures will vary.

         The occupancy levels at the Registrant's properties are listed below:


PROPERTY                                     Occupancy Levels at March 31,
- --------                              ----------------------------------------
                                         1995           1994           1993
                                      ----------     ----------     ----------

Tower Ind. Bldg.                         100%           100%           100%
Leawood Fountain Pl.                      92%            92%            90%
Countryside Exec. Center                  83%            82%            82%
Wards Corner                              56%            80%            52%
NorthCreek Office Park                    97%            89%            89%


         Tower Industrial Building is leased by a single tenant whose lease expires on April 30, 2000.

         At Leawood Fountain Plaza, the Registrant leased and renewed 6,736 square feet of space which increased occupancy by 2% during the first quarter of 1995. Rental rates increased slightly with respect to this leasing activity. The property has one major tenant who leases more than 10% of the leasable area. This lease expires in 1999.

         During the first quarter of 1995, the Registrant leased 2,333 square feet of space at Countryside Executive Center. Rental rates remained flat during the first quarter. The property has no major tenants who occupy greater than 10% of the leasable area.

         At Wards Corner, there was no leasing activity during the first quarter of 1995. The Registrant is actively marketing the vacant space but has no prospects for re-leasing the vacant space at this time. Wards Corner has one major tenant who occupies 50% of the property. This lease expires in December 1996.

         During the first quarter of 1995, at NorthCreek Office Park, the Registrant leased and renewed 5,283 square feet of space. Rental rates remained flat for the quarter. NorthCreek Office Park has one major tenant, with two leases that comprise 36% of the property. These two leases expire in December 1998 and December 2003.


1995 Comparisons
- ----------------

         The Registrant generated revenues of $459,629 during the first quarter of 1995 compared to $433,890 in the same quarter of 1994. This 6% increase in revenue is due to higher occupancy at NorthCreek Office Park and higher revenue at Countryside Executive Center due to a termination fee. Partially offsetting this increase in revenue is lower rental revenue at Wards Corner due to lower occupancy.

         Operating expenses, excluding depreciation and amortization, for the first quarter increased from $290,226 in 1994 to $302,009 in 1995. This 4% increase in expenses is primarily due to higher repairs and maintenance and vacancy expense at Countryside Executive Center and Wards Corner. Partially offsetting this increase were lower real estate tax expense at Countryside Executive Center and Wards Corner. The operating expenses at the other properties remained relatively flat.

         Depreciation and amortization expense increased 4%, for the first quarter of 1995 compared to the same quarter of 1994. This increase, during the twelve month period, is a result of additional capital expenditures at Countryside Executive Center and additional leasing capital expenditures (lease commissions and tenant alterations) at Leawood Fountain Plaza, Countryside Executive Center and NorthCreek Office Park.

1994 Comparisons
- ----------------

          The Registrant generated revenues of $433,890 during the first quarter of 1994 compared to $475,018 in 1993. The 9% decrease in revenues is largely due to a bad debt recovery at Wards Corner in the previous year, partially offset by an increase in rental income associated with higher occupancy at Wards Corner. Also, Countryside Executive Center experienced a decrease in revenues due to a termination fee received in the previous year, partially offset by an increase in rental income. NorthCreek Office Park reflected a decrease in operating expense recovery.

          First quarter operating expenses, excluding depreciation and amortization, decreased from $317,447 in 1993 to $290,226 in 1994. The 9% decrease in expenses is due primarily to a lower real estate tax expense and repairs and maintenance at Countryside Executive Center, partially offset by an increase in snow removal at the property. Wards Corner experienced lower bad debt expense. Leawood Fountain Plaza reflected a net decrease due to lower real estate taxes and snow removal expenses. Tower Industrial and NorthCreek Office Park remained relatively unchanged.


1993 Comparisons
- ----------------

         The Registrant generated revenues of $475,018 during the first quarter of 1993 compared to $480,192 in 1992. The 1% decrease in revenues is due to the departure of a major tenant at Wards Corner, and the vacancy and downsizing of several minor tenants at NorthCreek. Also, at NorthCreek, expense reimbursements for the first quarter 1993 decreased 10% over 1992 figures due to the aforementioned vacancies. These are offset by higher rental revenues at Countryside. Several minor tenants who paid partial rent in the first quarter of 1992 are paying full rent in 1993. Also, at Countryside, termination fees from two minor tenants were collected in 1993.

         Operating expenses, excluding depreciation and amortization, increased from $283,771 in 1992 to $317,447 in 1993. The 12% increase in expenses is due primarily to higher real estate tax expense at Countryside, along with higher maintenance and repairs. Expenses at Leawood increased in 1993 over 1992 due to higher maintenance and utility expenses.


Inflation
- ---------

         The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 1994, and are not expected to materially affect the Registrant's operations in 1995.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit 27, Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

         (b)     Reports on Form 8-K

                 None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NOONEY INCOME FUND LTD. II, L.P.

Dated: May 15, 1995                       /S/ GREGORY J. NOONEY, JR.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr.
                                          General Partner