Form 10-K/A
period 1994-12-31
NOONEY INCOME FUND LTD II L P
filed 1995-06-15
CIK 757764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                      Name of each exchange
                                                      on which registered
- -------------------------------------------  ----------------------------------

                    None                                  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
- -------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]     No [ ].

[X] Indicate by check mark if disclosure of delinquent filers pursuant to Item
    405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 1994, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $19,221,000.

Documents incorporated by reference: None

ITEM: 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

The Registrant's cash and cash equivalents at December 31, 1994, increased slightly when compared to the previous year due to an increase in cash flow from operations and fewer capital expenditures, partially offset by a partner distribution of $18.75 per unit.

During 1994, the properties generated cash flow after capital expenditures. In addition to continued leasing related capital expenditures at certain properties, Countryside Executive Center completed common area renovations. During 1994, tenants vacated 41,000 square feet at Wards Corner. Until any re-leasing occurs, this vacancy will reduce rental revenue by $159,600 (of which $71,820 represents the Registrant's proportionate share) annually (assuming all of such space remains vacant and any new leases, when entered into, are at the old rental rate). The Registrant, however, expects the properties to provide adequate cash flow from operations and available cash to fund capital expenditures during 1995 which are comparable to 1994. (See Expected Capital Expenditures).

As previously disclosed, the Registrant owned three properties jointly with Nooney Income Fund Ltd. III, L.P. ("NIF III"). NIF III was unable to service its debt, and its percentage interests in the jointly held properties were transferred to a subsidiary of the mortgage lender, St. Louis Investment Properties, Inc.("SLIP"), in lieu of foreclosure. The Registrant believes SLIP could attempt to partition those properties and force their sale at auction for what the Registrant believes could be a very low price. This would likely reduce the amount of any cash available for distribution to the partners when the Registrant is dissolved. The Registrant has successfully negotiated a contract with SLIP to purchase the partial interests ("Acquisition Interests") in the jointly held properties (Wards Corner, Countryside, and NorthCreek).
The purchase price is $7,190,000, of which the mortgage lender will finance 100%. This transaction is subject to the approval of the limited partners. A preliminary consent statement seeking the limited partners' approval of the purchase was filed with the Securities and Exchange Commission on October 18, 1994. The General Partners subsequently decided to postpone seeking the limited partners' approval pending completion of the 1994 audited financial statements. It is now anticipated the consent statement will be sent to the limited partners in July, 1995. The purchase of the Acquisition Interests from SLIP will enable the Registrant to fully control its own destiny with respect to the improvement, management and sale of its properties. The General Partners' goal is to attempt to enhance the value of the Registrant's properties, with the exception of Countryside, over the next several years in order to increase the amount of any cash available for distribution to the partners when the Registrant is dissolved. Due to market conditions, tax burdens and other factors relating to Countryside, the Registrant intends to attempt to sell Countryside by July 1996 if the limited partners vote in favor of the purchase of the Acquisition Interests. The General Partners believe that now is not the time to sell NorthCreek, Wards Corner, Leawood or Tower Industrial, since the General Partners believe that the commercial real estate markets in those areas will improve over the next several years. Registrant's management is unable to predict whether the limited partners will approve the transaction or whether SLIP would be successful in an attempt to force a partition and sale of Countryside, NorthCreek and Wards Corner.

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

Results of Operations
- ---------------------

During the three years ended December 31, 1994, 1993 and 1992, the Registrant's properties generated cash flows (excluding any partnership expenses) as follows:

                                        Tower Ind.    Leawood       Countryside   Wards         NorthCreek
                                        Building      Fountain      Exec. Center  Corner        Office Park
                                        (100%) <F1>   (24%) <F1>    (50%) <F1>    (45%) <F1>    (45%) <F1>
                                        ------------  ------------  ------------  ------------  ------------

1994
- ----
Net Operating Cash Income <F2>             $129,000      $107,000      $202,000      $127,000      $352,000
Capital Expenditures                           (-0-)       (6,000)      (41,000)         (-0-)         (-0-)
Tenant Alterations                             (-0-)      (26,000)      (39,000)         (-0-)     (139,000)
Lease Commissions                              (-0-)       (4,000)       (3,000)       (3,000)      (14,000)
                                        ------------  ------------  ------------  ------------  ------------

Net Property Cash Flow                     $129,000      $ 71,000      $119,000      $124,000      $199,000
                                        ============  ============  ============  ============  ============

1993
- ----
Net Operating Cash Income <F2>             $127,000      $ 91,000      $ 53,000       $155,000     $248,000
Capital Expenditures                           (-0-)       (2,000)     (433,000)         (-0-)      (23,000)
Tenant Alterations                             (-0-)      (20,000)      (73,000)       (3,000)      (49,000)
Lease Commissions                              (-0-)       (2,000)      (14,000)       (3,000)       (2,000)
                                        ------------  ------------  ------------  ------------  ------------

Net Property Cash Flow                     $127,000      $ 67,000     $(467,000)     $149,000      $174,000
                                        ============  ============  ============  ============  ============

1992
- ----
Net Operating Cash Income <F2>             $124,000      $ 89,000      $ 64,000      $173,000      $261,000
Capital Expenditures                           (-0-)      ( 7,000)      ( 5,000)         (-0-)         (-0-)
Tenant Alterations                             (-0-)      (53,000)      (26,000)         (-0-)      (69,000)
Lease Commissions                              (-0-)      (11,000)       (8,000)         (-0-)      (32,000)
                                        ------------  ------------  ------------  ------------  ------------

Net Property Cash Flow                     $124,000      $ 18,000      $ 25,000      $173,000      $160,000
                                        ============  ============  ============  ============  ============
- ---------------

<F1>     Represents the percentage of the Registrant's ownership in the above mentioned properties.

<F2>     Net Operating Cash Income represents Rental Revenue less Operating Expenses, excluding depreciation and amortization and write-down of investment property, less debt service.  The Registrant is not currently servicing any debt.  Net Operating Cash Income (i) does not represent cash flow from operations as defined by generally accepted accounting principles, (ii) is not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to Net Income for purposes of evaluating the Registrant's operating performance.


Expected 1995 Capital Expenditures
- ----------------------------------

                                       Tenant Alterations
                                       and                 Capital
                                       Lease Commissions   Expenditures    Total
                                       ------------------  --------------  --------------

Tower Industrial Bldg.    (100%) <F1>            $ 44,000        $    -0-        $ 44,000
Leawood Fountain Plaza     (24%) <F1>              74,000          10,000          84,000
Countryside Executive Ctr. (50%) <F1>              23,000          46,000          69,000
Wards Corner               (45%)*                  32,000          27,000          59,000
NorthCreek Office          (45%)*                  23,000          25,000          48,000
                                       ------------------  --------------  --------------
                                                 $196,000        $108,000        $304,000
                                       ==================  ==============  ==============
- ---------------

<F1> Represents the percentage of the Registrant's ownership in the above mentioned properties.


During 1994, capital expenditures, including tenant alterations and lease commissions, were $275,000.

During 1995, approximately $304,000 of capital expenditures are expected by the Registrant for its proportionate share of ownership interest in the properties. Presently there are no contracts in place for any of these capital expenditures. At Countryside, brick planters will be rebuilt and a portion of the parking lot will be resurfaced. NorthCreek is scheduled for exterior painting of all buildings. Leawood Fountain Plaza is currently undergoing minor roof repairs and is scheduled for sidewalk repairs. At Wards Corner, existing interior improvements in the vacant space will be demolished and refurbished for re-leasing purposes. All properties are scheduled to incur leasing related capital expenditures (tenant alterations and lease commissions)
in connection with future lease negotiations.   The timing and cost of these
capital expenditures will vary.

The occupancy levels at the Registrant's properties are listed below:


PROPERTY                                       Occupancy Levels at December 31,
                                               --------------------------------
                                                 1994       1993       1992
                                               ---------  ---------  ---------

Tower Industrial Bldg.                          100%           100%       100%
Leawood Fountain Plaza                           90%            89%        92%
Countryside Executive Center                     83%            82%        87%
Wards Corner                                     56%            82%        91%
NorthCreek Office Park                           97%            85%        78%


Tower Industrial Building is leased by a single tenant whose lease expires on April 30, 2000.

At Leawood Fountain Plaza, the Registrant leased and renewed 24,337 square feet of space which increased occupancy by 1% during 1994. The property has one major tenant who leases more than 10% of the leasable area. This lease expires in 1999.

During 1994, the Registrant leased 10,244 and renewed 3,983 square feet of space at Countryside Executive Center. This activity increased occupancy by 1%. Rental rates remained relatively flat for the year. The property has no major tenants who occupy greater than 10% of the leasable area.

At Wards Corner during 1994, the Registrant leased 15,000 square feet on a short-term basis to a temporary tenant who previously leased 24,000 square feet on a short-term basis in the fourth quarter of 1993. The short-term lease expired and the tenant vacated the 39,000 square feet at the end of the third quarter of 1994. In addition, 2,000 square feet was vacated during the third quarter. This activity resulted in a decrease in occupancy from 82% in 1993 to 56% in 1994. The Registrant is actively marketing this space but has no prospects at this time. Wards Corner has one major tenant who occupies 50% of the property. This lease expires in December 1996.

During 1994 at NorthCreek Office Park, the Registrant successfully renegotiated a lease with the assignee of the major tenant. This new tenant renewed for a 10-year term the lease on 23,995 square feet at a slightly lower rental rate. This tenant also leased, for a five-year term, 6,688 square feet in another building in the office park. In addition to the aforementioned activity, the Registrant leased 14,451 and renewed 9,327 square feet of space . Rental rates remained relatively flat. Occupancy increased from 85% in 1993 to 97% in 1994 as a result of this leasing activity. NorthCreek Office Park has one major tenant, with two leases that comprise 36% of the property. These two leases expire in December 1998 and December 2003.

1994 Comparisons
- ----------------

Rental Revenues for the year ended December 31, 1994, decreased by 6% compared to the previous year. At Wards Corner, revenue decreased due to lower occupancy. Revenues at Countryside Executive Center decreased primarily due to lower expense recoveries due to a successful real estate tax appeal and lower operating expenses, partially offset by higher rental revenue due to higher average occupancy. Rental revenue and operating expense recoveries at NorthCreek increased due to higher occupancy. Leawood Fountain Plaza's revenue increased due to higher average occupancy. Tower Industrial revenue remained flat.

Operating expenses, excluding depreciation and amortization and write-down of investment property, for the year ended December 31, 1994 decreased by 10%, compared to the previous year. At Countryside Executive Center, operating expenses decreased primarily due to a successful real estate tax appeal and lower utilities and general repairs. NorthCreek Office Park experienced a slight increase in overall expenses due to higher occupancy. Operating expenses at Leawood decreased due to lower parking lot repairs and general repairs and less snow removal. Tower Industrial and Wards Corner operating expenses remained relatively flat.

Depreciation and amortization expenses for the year ended December 31, 1994, decreased by 5% compared to the previous year. This decrease is primarily due to the additional write- down of investment property in 1993 partially offset by additional leasing related capital expenditures (lease commissions and tenant alterations) at Countryside Executive Center, NorthCreek Office Park and Leawood Fountain Plaza. (See Write-downs of the Value of Certain Properties.)

1993 Comparisons
- ----------------

Rental revenues for the year ended December 31, 1993, decreased by 3% compared to the previous year. At Wards Corner, revenues only decreased 6% due to the recovery of a $150,000 bad debt written-off in 1992. Rental revenue and expense recoveries at NorthCreek decreased 8% from 1992 due to lower average occupancy. Revenues at Countryside Executive Center increased over the prior year due to slightly higher average occupancy. At Leawood Fountain Plaza and Tower Industrial revenue remained flat.

Operating expenses, excluding depreciation and amortization and write-down of investment property, decreased 4% compared to the previous year. At Wards Corner, operating expenses decreased 4% due to fluctuations in various expense categories. Countryside Executive Center experienced a slight increase due to higher repairs and maintenance and cleaning, offset partially by lower real estate taxes. Expenses at Leawood, Tower, and NorthCreek remained relatively flat.

Depreciation and amortization expenses for the year ended December 31, 1993 decreased by 14% compared to the previous year. This decrease is primarily due to leasing related capital expenditures (lease commissions and tenant alterations) becoming fully amortized in 1992 and early 1993 at Countryside Executive Center, NorthCreek Office Park and Leawood Fountain Plaza. In addition, write-down of investment property in 1992 contributed to the decrease in depreciation. (See Write-downs of the Value of Certain Properties.)

1992 Comparisons
- ----------------

Rental revenues for the year ended December 31, 1992, increased by 3% compared to those of the previous year. At Leawood Fountain Plaza, revenues increased 12% from $226,411 in 1991 to $253,055 in 1992 due to higher occupancy. Tower Industrial revenues increased 2% from $175,921 in 1991 to $180,109 in 1992 due to higher minimum rent from CPI increase and higher tax participation income from slightly higher real estate taxes. Countryside Executive Center revenues decreased 1% from $553,938 in 1991 to $547,536 in 1992 due to lower expense reimbursements from tenant renewals with new base years, and lower cross easement income, partially offset by higher tax participation income. Revenues at Wards Corner increased 2% from $382,226 in 1991 to $391,367 in 1992 due to higher expense reimbursements and storage income, partially offset by lower tax participation income from a decrease in real estate tax expense. NorthCreek Office Park revenues increased 3% from $493,629 in 1991 to $507,666 in 1992 due to higher expense reimbursements and miscellaneous income from tenant termination fee. These are partially offset by lower minimum rents due to slow leasing.

Operating expenses, excluding depreciation and amortization and write-down of investment property, in aggregate increased 6% compared to the previous year. This increase was primarily attributable to reserves for bad debt expense from major tenants at Wards Corner and NorthCreek Office Park. Operating expenses at Leawood decreased 4% from 1991 due to lower real estate taxes and fewer vacancy expenses. Tower Industrial operating expenses increased 7% over 1991 due to slightly higher real estate taxes. Operating expenses at Countryside increased 1% over 1991 due primarily to higher real estate taxes, repairs and maintenance expenses and vacancy expenses, offset by lower parking lot expenses. Wards Corner operating expenses increased 38% over 1991 due primarily to a reserve for bad debts from a major tenant, partially offset by lower real estate tax expense. Operating expenses at NorthCreek increased 6% over 1991 due to a reserve for bad debts from a major tenant, partially offset by lower real estate taxes and repairs and maintenance expenses.

Depreciation and amortization expenses for the year ended December 31, 1992 decreased by 8% when compared to the previous year. This decrease is primarily due to the write-down of investment property in 1991 partially offset by additional leasing related capital expenditures (lease commissions and tenant alterations) at Leawood Fountain Plaza and NorthCreek Office Park. (See Write-downs of the Value of Certain Properties.)

Write-downs of the Value of Certain Properties
- ----------------------------------------------

At the end of fiscal 1993 and 1992 it was determined that the fair market value of certain properties decreased to amounts less than their respective recorded values. As a result, aggregate write-downs of $1,506,000 and $366,000, respectively, were recorded for book purposes only. The write-downs were based solely on the appraised values of the properties. Because appraisals of the Registrant's properties are generally made in December of each year, any write-downs are taken in the fourth quarter. While the appraised value of Wards Corner decreased by $100,000, there were no write-downs made during the year ended December 31, 1994.

Specifically, in 1993, the General Partners reduced the carrying value of Countryside Executive Center by $1,206,000, NorthCreek Office Park by $97,000 and Wards Corner Business Center by $203,000. In 1992, the General Partners reduced the carrying value of Wards Corner by $366,000.

The General Partners believe the reductions in the value of Countryside were primarily due to: (i) the continued increase in real estate taxes in Cook County, Illinois from 1992 through 1993; (ii) the need for substantial capital improvements at the property in 1993, primarily replacement of the entire roof in 1993; and (iii) increased vacancy at the property in 1993 due to market conditions and the requirements for additional leasing related capital. The General Partners believe the reductions in the value of NorthCreek were primarily due to: (i) the failure in 1993 of a major tenant to exercise its option as contemplated at the time of the prior appraisal and the renewal of that tenant at a rental rate less than the option price and (ii) local real estate market conditions in 1992. The General Partners believe the value of Wards Corner was primarily affected by: (i) the unanticipated vacating of the property by a tenant who occupied approximately 40% of the property in 1993, several years prior to the expiration of its lease, and the cost of the resulting collection efforts to settle both past due and future rentals; and
(ii) local real estate market conditions in 1992.

The amount of any change in the value of the properties is determined by the independent appraisal firm which the Registrant retained to perform the annual appraisals of all of the Registrant's properties. This policy has been consistent throughout the existence of the Registrant.

The General Partners' write-down of the value of a property does not reflect the General Partners' determination that the amount of the write-down cannot be recovered by the Registrant upon the ultimate sale of the property.

Inflation
- ---------

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 1994, and are not expected to materially affect the Registrant's operation in 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOONEY INCOME FUND LTD. II, L.P.

Date: 06/15/95                            By:  /S/ GREGORY J. NOONEY, JR.
                                               --------------------------------
                                               Gregory J. Nooney, Jr.
                                               General Partner

                                          Nooney Income Investments Two, Inc.

                                          By:  /S/ GREGORY J. NOONEY, JR.
                                               --------------------------------
                                               Gregory J. Nooney, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer

                                          By:  /S/ PATRICIA A. NOONEY
                                               --------------------------------
                                               Patricia A. Nooney - Director
                                               Senior Vice President and
                                               Secretary

                                          BEING A MAJORITY OF THE DIRECTORS