Form 10-Q
period 1995-06-30
NOONEY INCOME FUND LTD II L P
filed 1995-08-14
CIK 757764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from .................... to ....................

                         Commission file number 0-14360

                        NOONEY INCOME FUND LTD. II, L.P.
 ...............................................................................
             (Exact name of Registrant as specified in its charter)

                Missouri                                   43-1357693
 ...........................................  ..................................
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                 63105
 ...........................................  ..................................
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (314) 863-7700


 ...............................................................................
               Former name, former address and former fiscal year,
                          if changed since last report.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date .....................

                               Page 1 of 13 Pages

PART I
ITEM 1 - FINANCIAL STATEMENTS:
------------------------------

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                                 BALANCE SHEETS
                                 --------------
                                                       June 30,    December 31,
                                                         1995          1994
                                                     (Unaudited)
                                                     ------------  ------------

ASSETS:
     Cash and cash equivalents                       $ 1,084,766    $ 1,118,033
     Accounts receivable                                 141,390        108,832
     Prepaid expenses                                    115,339         29,472
     Investment property, at cost:
       Land and improvements                           1,674,836      1,674,836
       Buildings                                      10,278,867     10,260,354
                                                    ------------   ------------
                                                      11,953,703     11,935,190
     Less accumulated depreciation                     4,302,566      4,131,718
                                                    ------------   ------------
                                                       7,651,137      7,803,472
     Deferred expenses - At amortized cost                79,140         58,643
                                                    ------------   ------------

                                                     $ 9,071,772    $ 9,118,452
                                                    ============   ============

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses          $    354,265   $    365,747
     Refundable tenant deposits                           62,320         63,619
                                                    ------------   ------------
                                                         416,585        429,366

Partners' Equity                                       8,655,187      8,689,038
                                                    ------------   ------------

                                                    $  9,071,772    $ 9,118,452
                                                    ============   ============

                                      NOONEY INCOME FUND LTD. II, L.P.
                                      --------------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------
                                STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                ---------------------------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                              Three Months Ended         Six Months Ended
                                                          ------------------------  ------------------------
                                                            June 30,     June 30,     June 30,     June 30,
                                                              1995         1994         1995         1994
                                                          -----------  -----------  -----------  -----------

REVENUES:
     Rental and other income                              $  433,570   $  455,630   $  883,701   $  884,896
     Interest                                                  7,588        5,395       17,086       10,019
                                                          -----------  -----------  -----------  -----------
                                                             441,158      461,025      900,787      894,915

EXPENSES:

     Depreciation and amortization                           105,145      112,485      217,933      221,339
     Real estate taxes                                        69,746       91,973      158,994      190,656
     Property management fees paid to
       Nooney Krombach Company                                26,720       27,278       54,309       53,444
     Reimbursement to Nooney Krombach Company for
       partnership management services and indirect
       expenses                                                6,250        6,250       12,500       12,500
     Other operating expenses                                184,551      147,048      363,473      306,175
                                                          -----------  -----------  -----------  -----------
                                                             392,412      385,034      807,209      784,114
                                                          -----------  -----------  -----------  -----------

NET INCOME                                                $   48,746   $   75,991   $   93,578   $  110,801
                                                          ===========  ===========  ===========  ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT                         2.51   $     3.91   $     4.37   $     5.71
                                                          ===========  ===========  ===========  ===========

PARTNERS' EQUITY:
     Beginning of Period                                  $8,733,918   $8,852,272   $8,689,086   $8,817,462
     Net Income                                               48,746       75,991       93,578      110,801
     Cash Distribution to Partners                          (127,477)           0     (127,477)           0
                                                          -----------  -----------  -----------  -----------

     End of Period                                        $8,655,187   $8,928,263   $8,655,187   $8,928,263
                                                          ===========  ===========  ===========  ===========


                                      NOONEY INCOME FUND LTD. II, L.P.
                                      --------------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------

                                          STATEMENTS OF CASH FLOWS
                                          ------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                             Three Months Ended          Six Months Ended
                                                          ------------------------  ------------------------
                                                             June 30,     June 30,     June 30,     June 30,
                                                              1995         1994         1995         1994
                                                          -----------  -----------  -----------  -----------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net Income                                             $   48,746   $   75,991   $   93,578   $  110,801
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                          105,145      112,485      217,933      221,339

      Changes in assets and liabilities:
         (Increase) Decrease in accounts receivable          (51,534)       7,651      (32,558)      10,087
         Increase in prepaid expenses and deposits           (30,868)           0      (92,508)           0
         Increase in deferred assets at amortized cost          (987)      (4,189)     (27,567)     (20,076)
         Increase (Decrease) in accounts payable and
           accrued expenses                                   44,896       35,607      (11,482)     (43,275)
         (Decrease) Increase in refundable tenant
           deposits                                           (1,005)       3,056       (1,299)       3,252
                                                          -----------  -----------  -----------  -----------
            Total Adjustments                                  65,647      154,610       52,519      171,327
                                                          -----------  -----------  -----------  -----------

            Net cash provided by operating activities        114,393      230,601      146,097      282,128
                                                          -----------  -----------  -----------  -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Additions to investment property                          (44,903)     (85,092)     (51,887)     (89,421)
                                                          -----------  -----------  -----------  -----------

      Net cash used in investing activities                  (44,903)     (85,092)     (51,887)     (89,421)

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Cash distributions to partners                           (127,477)           0     (127,477)           0
                                                          -----------  -----------  -----------  -----------
      Net cash used in financing activities                 (127,477)           0     (127,477)           0
                                                          -----------  -----------  -----------  -----------

NET INCREASE (DECREASE) IN CASH                              (57,987)     145,509      (33,267)     192,707

CASH AND CASH EQUIVALENTS, beginning of period             1,142,753    1,093,406    1,118,033    1,046,208
                                                          -----------  -----------  -----------  -----------

CASH AND CASH EQUIVALENTS, end of period                  $1,084,766   $1,238,915   $1,084,766   $1,238,915
                                                          ===========  ===========  ===========  ===========

                         NOONEY INCOME FUND LTD.II, L.P.
                         -------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                -------------------------------------------------

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


NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1995 and for all periods presented have been made.


NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.


NOTE D:

The earnings per limited partnership unit for the three and six months ended June 30, 1995 and 1994 was computed based on 19,221 units, the number of units outstanding during the periods.

ITEM :7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Cash on hand as of June 30, 1995 is $1,084,766, a decrease of $33,267 from year end December 31, 1994. The decrease in cash is the result of cash distributions to partners and capital investments at the partnership properties partially offset by cash generated from operating activities of the Registrant. As part of the operating activities, the Registrant has capitalized costs in the first and second quarter relating to legal and accounting fees pertaining to the Consent Proxy. The Consent Proxy is later discussed in this section. However, the Registrant expects the properties to continue to provide adequate cash flow from operating activities to fund anticipated capital expenditures for the remainder of 1995. The Registrant's share of anticipated capital expenditures by property are as follows:

                                                     Other    Leasing
                                                    Capital   Capital     Total
                                                   --------  --------  --------

NorthCreek Office Park (45%)                         15,000    12,000    27,000
Tower Industrial Bldg. (100%)                             0         0         0
Wards Corner (45%)                                   18,000         0    18,000
Countryside Executive C (50%)                        24,000    23,000    47,000
Leawood Fountain Pl. (24%)                            6,000    74,000    80,000
                                                   --------  --------  --------
                                                     63,000   109,000   172,000

During the remainder of 1995, approximately $172,000 of capital expenditures are expected. Countryside Executive Center, Leawood Fountain Plaza and NorthCreek Office Park leasing capital includes floor plan changes to accommodate tenant's needs, new carpeting and new paint and/or wallcovering, along with brokerage commissions. Other capital expenditures at Leawood Fountain Plaza include expenditures to conform the property to ADA requirements and repair minor structural problems. In addition, Leawood Fountain Plaza has, along with Countryside Executive Center capital set aside for sidewalk, curbing and parking lot restoration and repair. At NorthCreek Office Park the Registrant will have the property's exterior painted. The remaining property, Wards Corner, has set aside capital to demolish the interior of several vacated suites.

As previously disclosed, the Registrant owned three properties jointly with Nooney Income Fund Ltd. III, L.P. ("NIF III"). NIF III was unable to service its debt, and its percentage interests in the jointly held properties were transferred to a subsidiary of the mortgage lender, St. Louis Investment Properties, Inc.("SLIP"), in lieu of foreclosure. The Registrant believes SLIP could attempt to partition those properties and force their sale at auction for what the Registrant believes could be a very low price. This would likely reduce the amount of any cash available for distribution to the partners when the Registrant is dissolved. The Registrant has successfully negotiated a contract with SLIP to purchase the partial interests ("Acquisition Interests") in the jointly held properties (Wards Corner, Countryside, and NorthCreek).
The purchase price is $7,190,000, of which the mortgage lender will finance 100%. This transaction is subject to the approval of the limited partners. A preliminary consent statement seeking the limited partners approval of the purchase was filed with the Securities and Exchange Commission in 1994. The General Partners subsequently decided to postpone seeking the limited partners' approval pending completion of the 1994 audited financial statements. It is now anticipated the consent statement will be sent to the limited partners in September 1995. The purchase of the Acquisition Interests from SLIP will enable the Partnership to fully control its own destiny with respect to the improvement, management and sale of its properties. The General Partners' goal is to attempt to enhance the value of the Registrant's properties, with the exception of Countryside, over the next several years in order to increase the amount of any cash available for distribution to the partners when the Partnership is dissolved. However, at the current time, it is the opinion of the General Partners that market conditions exist whereby one of the Registrant's property, Countryside Executive Center is expected to be sold by July 1996 if the limited partners vote in favor of the purchase of the Acquisition Interests. Registrant's management is unable to predict whether the limited partners will approve the transaction or whether SLIP would be successful in an attempt to force a partition sale of Countryside Executive Center, NorthCreek Office Park and Wards Corner.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures from operations and cash reserves, maintain occupancy and contend with the ownership issues of the jointly held properties. Until such time as the real estate market recovers and profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the quarters ended June 30, 1995, 1994 and 1993 are detailed in the schedule below. The information contained in the schedule exclude all partnership expenses. Net operating cash income (NOCI) represents rental revenue less operating expenses, excluding depreciation and amortization. The Registrant does not currently have any debt service requirements. The Registrant's ownership percentage is represented by the scheduled percentages below.

                                                 Tower Ind.    Leawood   Countryside     Wards    NorthCreek
                                                  Building    Fountain   Exec.Center    Corner   Office Park
                                                   (100%)       (24%)       (50%)        (45%)       (45%)
                                                 ----------  ----------  -----------  ----------  ----------

1995
----
Net Operating Cash Income (1) <F1>                  $33,000     $19,000     $37,000      $14,000     $90,000
Capital Expenditures                                    -0-       1,000      23,000          -0-       2,000
Tenant Alterations                                    3,000      15,000         -0-          -0-       1,000
Lease Commissions                                       -0-         -0-         -0-          -0-       1,000
                                                 ----------  ----------  -----------  ----------  ----------
Net Property Cash Flow                              $30,000     $ 3,000     $14,000      $14,000     $86,000
                                                 ==========  ==========  ===========  ==========  ==========

1994
----
Net Operating Cash Income (1) <F1>                  $33,000     $22,000     $30,000      $23,000     $81,000
Capital Expenditures                                    -0-         -0-         -0-          -0-         -0-
Tenant Alterations                                      -0-         -0-      39,000          -0-      46,000
Lease Commissions                                       -0-       2,000       3,000        1,000       2,000
                                                 ----------  ----------  -----------  ----------  ----------
Net Property Cash Flow                              $33,000     $20,000    $(12,000)     $22,000     $33,000
                                                 ==========  ==========  ===========  ==========  ==========

1993
----
Net Operating Cash Income (1) <F1>                  $31,000     $16,000      $2,000      $36,000     $47,000
Capital Expenditures                                    -0-         -0-      33,000          -0-      23,000
Tenant Alterations                                      -0-       1,000      13,000          -0-       3,000
Lease Commissions                                       -0-         -0-         -0-          -0-         -0-
                                                 ----------  ----------  -----------  ----------  ----------
Net Property Cash Flow                              $31,000     $15,000    $(44,000)     $36,000     $21,000
                                                 ==========  ==========  ===========  ==========  ==========
---------------

<F1> (1)     Net Operating Cash Income represents Rental Revenue less Operating Expenses, excluding depreciation and amortization and write-down of investment property, less debt service.  The
             Registrant is not currently servicing any debt.  Net Operating Cash Income is presented as an alternative to Net Income as defined under Generally Accepted Accounting Principles because it converts the financial information to a cash basis.  To properly evaluate a real estate investment, performance is measured by the property's ability to generate cash in order to meet its ongoing cash obligations.  Therefore, items that do not affect cash, such as depreciation and amortization,  are not normally considered in the evaluation process.

The changes in occupancy levels at the Registrant's properties were mixed during the second quarter. An analysis of each property's particular change in occupancy will be further analyzed later in this document. The occupancy levels at June 30 are as follows:


PROPERTY                                           Occupancy Levels at June 30,
---------------------------------------------      ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------

Tower Ind. Bldg.                                     100%      100%      100%
Leawood Fountain Pl.                                  93%       91%       91%
Countryside Exec. Center                              81%       89%       82%
Wards Corner                                          56%       95%       52%
NorthCreek Office Park                                93%       91%       90%


Leasing activity during the second quarter of 1995 at NorthCreek Office Park resulted in the renewal of two tenants totaling 3,169 square feet and the vacating by two tenants with a combined 3,464 square feet. Rental rates remained relatively flat for the quarter. The office park has one major tenant, with two leases that comprise 36% of the available space. These two leases expire in December 1998 and December 2003.

Tower Industrial Building is leased by a single tenant whose lease expires on April 30, 2000.

At Wards Corner, there was no leasing activity during the second quarter. Although no leasing activity has been achieved, the Registrant is actively marketing and preparing the unoccupied space for immediate occupancy. Wards Corner has one major tenant who occupies 50% of the available space. This lease expires December 1996.

At Countryside Executive Center, the Registrant leased and renewed 2,382 square feet to four tenants. Rental rates of the four tenants have slightly increased when compared to existing tenant rental rates. However, offsetting the renewals and new leases was a 3,658 square foot tenant who vacated their space effective May 31, 1995. The property has no major tenants who occupy more than 10% of the available space. As expected, during the second quarter, a tenant who occupies 8,751 square feet vacated their space at the expiration of their lease.

During the second quarter the occupancy at Leawood Fountain Plaza increased from the previous quarter through the completion of a new lease. The new tenant will occupy 749 square feet. The property has one major tenant that leases approximately 10% of the available space. Their lease expires in July 1999.

1995 Comparisons
----------------

As of June 30, 1995, the Registrant consolidated revenues are $441,158 for the quarter ended and $900,787 for the six month period ended. For the quarter ended revenues decreased approximately 4.31% while for the six month period ended revenues remained relatively stable increasing less than 1% when compared to the same period ended June 30, 1994.

For the quarter ended June 30, 1995 rental revenues decreased approximately 4.85% or $22,060. The decrease in rental revenues relates to the loss of a major tenant at Wards Corner effective September 30, 1994. Offsetting the approximately $50,000 in lost quarterly rental revenues generated from this tenant were increases in rental revenues at Leawood Fountain Plaza and NorthCreek Office Park. However, for the six month period ended June 30, 1995 rental revenues remained relatively stable. This occurrence is attributable to the receipt of a termination fee received in the first quarter of 1995 from a tenant at Countryside Executive Center. The termination fee offset the rental revenues lost due to the tenant that vacated Wards Corner. Interest income significantly increased when compared to the same six month period ended June 30, 1994. The increase is attributable to higher cash balances in the Registrant's short term investment vehicles.

As of June 30, 1995, the Registrant's consolidated expenses for the quarter ended June 30, 1995 are $392,412 and for the six month period ended the expenses are $807,209. For the quarter ended and six month period ended June 30, 1994 expenses were $385,034 and $784,114, respectively. The expenses have increased approximately 1.92% and 2.95% for the quarter ended and six month period ended June 30, 1995, respectively, when compared with the quarter ended and six month period ended June 30, 1994.

The increase in consolidated expenses relates to increases in operating expenses offset by decreases in real estate taxes and depreciation and amortization. The decrease in real estate taxes is comprised of decreases at both Countryside Executive Center and Wards Corner. The changes in real estate taxes are attributable to rate changes and/or property reassessments. Real estate taxes at the remaining three properties remained relatively stable. Depreciation and amortization decreases are attributable to certain capital expenditures (lease commissions and tenant alterations) at the Registrant's properties becoming fully depreciated and/or amortized, offset by additional capital expenditures at Tower Industrial, Countryside Executive Center and Leawood Fountain Plaza.

For the quarter ended and six month period ended June 30, 1995, the operating expenses are $184,551 and $363,473, respectively, compared to $147,048 and $306,175 for the quarter ended and six month period ended June 30, 1994. The increases of $37,503 and $57,298 for the quarter and six month period ended relates primarily to increased professional fees pertaining to the Consent Proxy. In addition, at Leawood Fountain Plaza and Countryside Executive Center increases in vacancy expenses, parking lot expenses and repairs and maintenance added to the overall increase in expenses.

Each quarter, the General Partners assess the properties for impairment. If conclusive evidence of an impairment is found in any particular quarter, further valuation procedures would be performed. Additionally, as a matter of policy, the Registrant has each of its properties appraised on an annual basis by an independent appraisal firm. It is difficult to pinpoint an exact time or event to which impairment of a real estate can be attributed. Reductions in value are usually recognized on an annual basis at the time the appraisals are completed.


1994 Comparisons
----------------

     The Registrant generated revenues of $461,025 during the second quarter of 1994 compared to $449,832 in 1993. Year-to-date gross revenues totaled $894,915 for 1994 and $924,848 for 1993. The 2% second quarter increase in revenues is primarily due to an increase in rental revenues at Leawood Fountain Plaza, an increase in operating expense recoveries at Countryside Executive Center, increased occupancy at Wards Corner partially offset by prior quarter recoveries of bad debts at Wards Corner and increases in rental income and operating expense recoveries at NorthCreek. The 3% year-to-date decrease in revenues is due to a large bad debt recovery in the prior year at Wards Corner and a termination fee received in the prior year by Countryside. The decreases are partially offset by the current quarter's increases from above.

    Second quarter operating expenses excluding depreciation and amortization decreased from $287,487 in 1993 to $272,549 in 1994. The 5% quarterly decrease in expenses is due to a decrease in real estate taxes at Leawood Fountain Plaza and Countryside Executive Center. The 7% year-to-date decrease in expenses is primarily due to a decrease in real estate taxes at Leawood Fountain Plaza and Countryside Executive Center partially offset by an increase in real estate taxes at Wards Corner.


1993 Comparisons
----------------

    On a consolidated basis, the Registrant generated revenues of $449,832 for the second quarter of 1993, compared to $499,413 in 1992. Consolidated year-to-date gross revenues totaled $924,848 for 1993 and $994,216 for 1992. Both quarterly and year-to-date reductions in revenue are due primarily to the departure of a major tenant at Wards Corner. Quarterly gross revenues for 1993 were lower by a termination fee received by Countryside in 1992, and a drop in expense recoveries. These quarterly decreases were offset by increased occupancy at NorthCreek. Year-to-date revenues at countryside remain higher than the previous year due to increased leasing, but is offset by lower year-to-date revenues at NorthCreek due to the significant drop in year-to-date expense recoveries.

Consolidated operating expenses were comparable for the second quarter of 1993. Year-to date expenses increased from $586,045 in 1992 to $604,932 in 1993. The quarterly expense is attributable to lower administrative costs at Wards Corner and NorthCreek but is offset by higher real estate tax expenses at Countryside. In addition to the above, year-to-date expenses increased due to higher maintenance and repairs at Countryside and higher snow removal and utility costs at Leawood.


Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 1994, and are not expected to materially affect the Registrant's operations in 1995.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

    (a) Exhibits

         Exhibit 27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

    (b) Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NOONEY INCOME FUND LTD. II, L.P.

Dated: 8/14/95                        By: /s/ Gregory J. Nooney, Jr.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr.
                                          General Partner


                                      Nooney Income Investments Two, Inc.

                                      By: /s/ Gregory J. Nooney, Jr.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer


                                      By: /s/ Patricia A. Nooney
                                          -------------------------------------
                                          Patricia A. Nooney - Director
                                          Senior Vice President and Secretary

                                          BEING A MAJORITY OF THE DIRECTORS