Form 10-K/A
period 1994-12-31
NOONEY INCOME FUND LTD II L P
filed 1995-09-19
CIK 757764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                         ------------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-14360

                        NOONEY INCOME FUND LTD. II, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Missouri                                43-1357693
-------------------------------------------  ----------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                 63105
-------------------------------------------  ----------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (314) 863-7700

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                     Name of each exchange
                                                     on which registered
-------------------------------------------  ----------------------------------
                    None                                Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
-------------------------------------------------------------------------------
                                (Title of Class)

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

As of February 1, 1995, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $19,221,000.

Documents incorporated by reference: None

                                 PART II
                                 -------

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

                                                               Year Ended December 31,
                                        --------------------------------------------------------------------
                                            1994          1993          1992          1991          1990
                                        ------------  ------------  ------------  ------------  ------------
                                                    (Not covered by independent auditors' report)


Rental and other income                 $ 1,729,872  $ 1,843,782    $ 1,893,640   $ 1,841,982    $ 2,172,378
Net income (loss)                           254,046   (1,261,814)      (197,387)   (3,243,787)       509,447
Data per limited partnership Unit
     Net income (loss)                        12.16       (65.61)        (10.17)      (168.06)         23.82
     Cash distributions - Investment
       income                                 12.16           --             --            --          23.82
     Cash distributions - Return of
       capital                                 6.59        12.50             --         20.00          26.18
Weighted average limited partnership
  units outstanding                          19,221       19,221         19,221        19,221         19,221
At year-end:
     Total assets                         9,118,452    9,287,233     10,807,797    10,988,076     14,622,412
     Investment property, net             7,803,472    7,980,243      9,334,150    10,065,643     13,829,287
     Partners' equity                     8,689,086    8,817,462     10,334,221    10,531,608     14,183,314


See Item 7: Management's Discussion and Analysis for discussion of comparability of items.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Net increase (decrease) in cash and cash equivalents for the years ended December 31, 1994, 1993 and 1992 are $71,825, ($233,076) and $586,454,
respectively. In 1992 the Registrant retained the cash provided by operating activities thus resulting in an increase of $586,454. The retention of funds was necessary to provide adequate cash flow for the upcoming capital expenditures in 1993. Capital expenditures of $603,421 along with partner distributions of $254,945 caused a decrease in cash and cash equivalents in 1993. However, with the retention of the cash flow provided from operations in 1992, the Registrant maintained adequate cash reserves. In 1994, the cash provided by operating activities funded the Registrant's capital expenditures and partner distribution. At December 31, 1994 the Registrant has cash and cash equivalents of $1,118,033.

The Registrant expects the following capital expenditures during 1995:

                                      Tenant Alterations
                                      and                Capital
                                      Lease Commissions  Expenditures  Total
                                      -----------------  ------------  --------

Tower Industrial Bldg.    (100%)<F1>  $ 44,000           $    -0-      $ 44,000
Leawood Fountain Plaza     (24%)<F1>    74,000             10,000        84,000
Countryside Executive Ctr  (50%)<F1>    23,000             46,000        69,000
Wards Corner               (45%)<F1>    32,000             27,000        59,000
NorthCreek Office          (45%)<F1>    23,000             25,000        48,000
                                      -----------------  ------------  --------
                                      $196,000           $108,000      $304,000
                                      =================  ============  ========
---------------

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

As previously disclosed, the Registrant owned three properties jointly with Nooney Income Fund Ltd. III, L.P. ("NIF III"). NIF III was unable to service its debt, and its percentage interests in the jointly held properties were transferred to a subsidiary of the mortgage lender, St. Louis Investment Properties, Inc.("SLIP"), in lieu of foreclosure. The Registrant believes SLIP could attempt to partition those properties and force their sale at auction for what the Registrant believes could be a very low price. This would likely reduce the amount of any cash available for distribution to the partners when the Registrant is dissolved. The Registrant has successfully negotiated a contract with SLIP to purchase the partial interests ("Acquisition Interests") in the jointly held properties (Wards Corner, Countryside, and NorthCreek).
The purchase price is $7,190,000, of which the mortgage lender will finance 100%. This transaction is subject to the approval of the limited partners. A preliminary consent statement seeking the limited partners' approval of the purchase was filed with the Securities and Exchange Commission on October 18, 1994. The General Partners subsequently decided to postpone seeking the limited partners' approval pending completion of the 1994 audited financial statements. It is now anticipated the consent statement will be sent to the limited partners in September, 1995. The purchase of the Acquisition Interests from SLIP will enable the Registrant to fully control its own destiny with respect to the improvement, management and sale of its properties. The General Partners' goal is to attempt to enhance the value of the Registrant's properties, with the exception of Countryside, over the next several years in order to increase the amount of any cash available for distribution to the partners when the Registrant is dissolved. Due to market conditions, tax burdens and other factors relating to Countryside, the Registrant intends to attempt to sell Countryside by September 1996 if the limited partners vote in favor of the purchase of the Acquisition Interests. The General Partners believe that now is not the time to sell NorthCreek, Wards Corner, Leawood or Tower Industrial, since the General Partners believe that the commercial real estate markets in those areas will improve over the next several years. Registrant's management is unable to predict whether the limited partners will approve the transaction or whether SLIP would be successful in an attempt to force a partition and sale of Countryside, NorthCreek and Wards Corner.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures from operations and cash reserves, maintain occupancy and contend with the ownership issues of the jointly held properties. Until such time as market conditions may improve and the profitable sale of the properties may be feasible, the Registrant will continue to manage its properties.

Results of Operations
---------------------

Total revenues for the year ended December 31, 1994, 1993 and 1992 are $1,753,366, $1,870,153 and $1,912,903, respectively. Total revenues decreased from 1994 to 1993 approximately 6.25% and the decrease from 1993 to 1992 is approximately 2.25%. The decrease in revenues from 1994 to 1993 is attributable to lower occupancy and decreases in expense recovery income. The decrease in revenues when comparing 1993 to 1992 relates to lower average occupancy.

Net income (loss) for the years ended December 31, 1994, 1993 and 1992 were $254,046, ($1,261,814) and ($197,387), respectively. The Registrant's losses in 1993 and 1992 are attributable to asset write-downs in the amount of $1,506,000 and $366,000, respectively (See Write-downs of the Value of Certain Properties). Excluding the negative impact of the asset write-downs on the Registrant's earnings, net income for the years ended December 31, 1994, 1993 and 1992 would have been $254,046, $244,186 and $168,613, respectively. The positive trend in the Registrant's earnings without consideration to the asset write-downs is attributable to decreases in operating expenses. The decrease in operating expenses relates to decreases in real estate taxes, depreciation and amortization and other operating expenses.

Net cash flow provided by operating activities for the years ended December 31, 1994, 1993 and 1992 are $706,242, $635,290 and $746,700, respectively. In
1994, the operating activities of the Registrant's properties produced cash flow of $706,242, an increase of $70,952 when compared to 1993. When comparing 1993 to 1992, net cash provided by operating activities decreased $111,410.
The increase in cash from 1993 to 1994 along with the decrease from 1992 to 1993 relate to changes in the Registrant's receivables from year to year. In 1994, the decrease in receivables is attributable to decreases in rent concessions, miscellaneous and rent receivable, partially offset by a decrease in the reserve for bad debts. In 1993, receivables increased due to decreases in the reserve for bad debts and increases in rent concession receivables, offset by a decrease in rent receivables. During 1992, receivable decreases are attributable to a decrease in the reserve for bad debts, offset by increases in rent receivables.

The occupancy levels at the Registrant's properties are listed below:


PROPERTY                                       Occupancy Levels at December 31,
---------------------------------------------  --------------------------------
                                                 1994       1993       1992
                                               ---------  ---------  ---------

Tower Industrial Bldg.                           100%       100%       100%
Leawood Fountain Plaza                            90%        89%        92%
Countryside Executive Center                      83%        82%        87%
Wards Corner                                      56%        82%        91%
NorthCreek Office Park                            97%        85%        78%


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


1994 Comparisons
----------------

Rental Revenues for the year ended December 31, 1994, decreased by approximately 6.25% compared to the previous year. At Wards Corner, revenue decreased due to lower occupancy. Revenues at Countryside Executive Center decreased primarily due to lower expense recoveries due to a successful real estate tax appeal and lower operating expenses, partially offset by higher rental revenue due to higher average occupancy. Rental revenue and operating expense recoveries at NorthCreek increased due to higher occupancy. Leawood Fountain Plaza's revenue increased due to higher average occupancy. Tower Industrial revenue remained flat.

Operating expenses for the year ended December 31, 1994 decreased approximately 52% compared to the previous year. The decrease is primarily due to the write-down of investment property in 1993 (See Write-downs of the Value of Certain Properties). Depreciation and amortization decreased in direct relation to the writedown of the investment property partially offset by additional capital expenditures (lease commissions and tenant alterations) at Countryside Executive Center, NorthCreek Office Park and Leawood Fountain Plaza. In addition, Countryside Executive Center and Wards Corner had decreases in real estate taxes, due to successful appeals along with decreases in utilities and general repairs. NorthCreek Office Park experienced a slight increase in overall expenses due to higher parking lot repairs and snow removal. Tower Industrial and Wards Corner operating expenses remained relatively flat.


1993 Comparisons
----------------

Rental revenues for the year ended December 31, 1993, decreased by approximately 2.25% compared to the previous year. At Wards Corner, revenues only decreased 6% due to the recovery of a $150,000 bad debt written-off in 1992. Rental revenue and expense recoveries at NorthCreek decreased 8% from 1992 due to lower average occupancy. Revenues at Countryside Executive Center increased over the prior year due to slightly higher average occupancy. At Leawood Fountain Plaza and Tower Industrial revenue remained flat.

Operating expenses for the year ended December 31, 1993 increased approximately 48% compared to the previous year. The increase is primarily due to increased investment property write-downs (See Write-downs of the Value of Certain Properties). Depreciation and amortization decreased as a result of capital expenditures (lease commissions and tenant alterations) becoming fully depreciated and/or amortized in 1992 and early 1993 at Countryside Executive Center, NorthCreek Office Park and Leawood Fountain Plaza. In addition, write-down of investment property in 1992 contributed to the decrease in depreciation. The decrease from 1992 to 1993 in operating expenses relates to snow removal expenses at Countryside Executive Center and Leawood Fountain Plaza and cleaning expenses at NorthCreek Office Park and Countryside Executive Center. At Wards Corner operating expenses decreased due to fluctuations in several expense categories. The remaining property, Tower Industrial, had expenses remain relatively flat.


1992 Comparisons
----------------

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

Operating expenses for the year ended December 31, 1992 decreased approximately 59% compared to the previous year. The decrease is primarily due to decreased investment property write-downs (See Write-downs of the Value of Certain Properties). Depreciation and amortization decreased in direct relation to the writedown of the investment property partially offset by additional capital expenditures (lease commissions and tenant alterations) at Leawood Fountain Plaza and NorthCreek Office Park. Operating expenses at the properties were as follows: Leawood Fountain Plaza decreased 4% from 1991 due to lower real estate taxes and fewer vacancy expenses; Tower Industrial increased 7% when compared to prior year due to higher real estate taxes; Countryside Executive Center increased 1% due to increases in real estate taxes, repairs and maintenance and vacancy expenses offset by lower parking lot expenses; Wards Corner had a significant increase of 38% primarily due to a reserve for bad debt relating to a major tenant, partially offset by a decrease in real estate taxes; NorthCreek Office Park increased 6% over 1991 also due to a reserve for bad debt for one its major tenants, partially offset by lower real estate taxes and repairs and maintenance expenses.

Write-downs of the Value of Certain Properties.
-----------------------------------------------

At the end of fiscal 1993 and 1992 it was determined that the fair market value of certain properties decreased to amounts less than their respective recorded values. As a result, aggregate write-downs of $1,560,000 and $366,000, respectively, were recorded. The amount of the write-downs were based on the appraised value of the properties.

In 1992, the general partners reduced the carrying value of Wards Corner by $366,000 in the fourth quarter. This impairment was caused by the Registrant's termination of a major tenant's lease in the fourth quarter of 1992. Although negotiations with this tenant for partially delinquent rent were ongoing during most of 1992, it was the general partners' belief that the situation would be worked out satisfactory without the necessity of terminating the lease. It was during the fourth quarter of 1992 that the tenant informed the Registrant that they would be vacating Wards Corner and moving to a new location.

In 1993, the general partners recorded aggregate write-downs of $1,506,000. Specifically, the general partners reduced the carrying value of Wards Corner Business Center by $203,000, Countryside Executive Center by $1,206,000 and NorthCreek Office Park by $97,000.

Although tenant occupancy and rental rates at Wards Corner during 1993 were no different than 1992, the appraiser, in completing his 1993 appraisal, had access to current comparable sales information of similar properties which indicated a reduction in the appraised value. Until the Registrant received the appraisal in January of 1994, the Registrant was unaware of the lower comparable sales information and thus wrote the property down as of the end of the fourth quarter when it received the information.

At Countryside Executive Center, the Registrant executed numerous new and renewal leases throughout all of 1993 at declining rental rates. During the fourth quarter as part of the Registrant's annual budgeting process, the cumulative effect of the decrease in rental rates on an annual basis was analyzed. The Registrant had reviewed quarterly market studies of rental rates, but no definitive trend indicating an impairment was apparent. The Countryside write-down of $1,206,000 was based on the Registrant's recognition of the cumulative effect of the decrease in rental rates and the appraiser obtaining more current information on the sales comparisons of similar properties in the northwest Chicago area. The appraiser gave more weight to the sales comparisons approach to value in his 1993 appraisal than he had in the 1992 appraisal.

The NorthCreek write-down of $97,000 was caused by the renegotiation of the major tenant lease, which negotiations were ongoing during 1993. A new lease was finalized on December 1, 1993 at a lower rental rate than the tenant had been paying. The final rental rate was not known until shortly before the lease was signed.


Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 1994, and are not expected to materially affect the Registrant's operation in 1995.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)(1)). The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.


                                  PART IV
                                  -------

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) The following documents are filed as a part of this report:

    1.   Financial Statements (filed herewith as Exhibit 99.3):

         Independent Auditors' Report
         Balance sheets
         Statements of operations
         Statements of partners' equity (deficit)
         Statements of cash flows
         Notes to financial statements

    2.   Financial Statement Schedules (filed herewith as Exhibit 99.3):

         Schedule - Reconciliation of partners' equity (deficit)
         Schedule III - Real estate and accumulated depreciation

         All other schedules are omitted because they are inapplicable or not required under the instructions.

(b)      Reports on Form 8-K:

         During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

(c)      Exhibits:

         See Exhibit Index on Page 12.

(d)      Not applicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOONEY INCOME FUND LTD. II, L.P.

Date: September 13, 1995                  By: /S/ GREGORY J. NOONEY, JR.
                                              ---------------------------------
                                              Gregory J. Nooney, Jr.
                                              General Partner


                                          Nooney Income Investments Two, Inc.

                                          By: /S/ GREGORY J. NOONEY, JR.
                                              ---------------------------------
                                              Gregory J. Nooney, Jr.
                                              Chairman of the Board and
                                              Chief Executive Officer

                                          By: /S/ PATRICIA A. NOONEY
                                              ---------------------------------
                                              Patricia A. Nooney - Director
                                              Senior Vice President and
                                              Secretary

                                              BEING A MAJORITY OF THE DIRECTORS

                                  EXHIBIT INDEX

Exhibit
Number                                 Description
-------  ----------------------------------------------------------------------

99.3     Financial Statements and Schedules