Form 10-Q
period 1995-09-30
NOONEY INCOME FUND LTD II L P
filed 1995-11-14
CIK 757764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended September 30, 1995

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date           .
                 ----------
                               Page 1 of 11 Pages

PART I
ITEM 1 - FINANCIAL STATEMENTS:
------------------------------

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                                 BALANCE SHEETS
                                 --------------
                                                       Sept. 30,   December 31,
                                                         1995           1994
                                                      (Unaudited)
                                                     ------------  ------------

ASSETS:
  Cash and cash equivalents                           $ 1,277,706   $ 1,118,033
  Accounts receivable                                     117,804       108,832
  Prepaid expenses                                        135,450        29,472
  Investment property, at cost:
    Land and improvements                               1,674,836     1,674,836
    Buildings                                          10,171,785    10,260,354
                                                      -----------   -----------
                                                       11,846,621    11,935,190
    Less accumulated depreciation                       4,266,857     4,131,718
                                                      -----------   -----------
                                                        7,579,764     7,803,472
    Deferred expenses - At amortized cost                  75,510        58,643
                                                      -----------   -----------
                                                      $ 9,186,234   $ 9,118,452
                                                      ===========   ===========

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
  Accounts payable and accrued expenses               $   417,508   $   365,747
  Refundable tenant deposits                               58,237        63,619
                                                      -----------   -----------
                                                          475,745       429,366

Partners' Equity                                        8,710,489     8,689,086
                                                      -----------   -----------

                                                      $ 9,186,234   $ 9,118,452
                                                      ===========   ===========


                                      NOONEY INCOME FUND LTD. II, L.P.
                                      --------------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------
                                STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                ---------------------------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                            Three Months Ended         Nine Months Ended
                                                         Sept. 30,    Sept. 30,     Sept. 30,     Sept. 30,
                                                            1995         1994         1995          1994
                                                        -----------  -----------  ------------  ------------

REVENUES:
  Rental and other income                                $  432,452  $  447,847    $1,316,153    $1,332,743
  Interest                                                    7,329       6,461        24,415        16,480
                                                        -----------  -----------  ------------  ------------
                                                            439,781     454,308     1,340,568     1,349,223

EXPENSES:
  Depreciation and amortization                             110,479     117,662       328,412       339,001
  Real estate taxes                                          97,795      51,062       256,789       241,718
  Property management fees paid to
    Nooney Krombach Company                                  26,010      27,440        80,319        80,884
  Reimbursement to Nooney Krombach Company for
    partnership management services and indirect
    expenses                                                  6,250       6,250        18,750        18,750
  Other operating expenses                                  143,945     122,288       507,418       428,463
                                                        -----------  -----------  ------------  ------------
                                                            384,479     324,702     1,191,688     1,108,816
                                                        -----------  -----------  ------------  ------------

NET INCOME                                               $   55,302  $  129,606    $  148,880    $  240,407
                                                        ===========  ===========  ============  ============

NET INCOME PER LIMITED PARTNERSHIP UNIT                  $     2.45  $     6.06    $     6.50    $    11.76
                                                        ===========  ===========  ============  ============

PARTNERS' EQUITY:
  Beginning of Period                                    $8,655,187  $8,928,263    $8,689,086    $8,817,462
  Net Income                                                 55,302     129,606       148,880       240,407
  Cash Distribution to Partners                                        (254,945)     (127,477)     (254,945)
                                                        -----------  -----------  ------------  ------------

End of Period                                            $8,710,489  $8,802,924    $8,710,489    $8,802,924
                                                        ===========  ===========  ============  ============


                                      NOONEY INCOME FUND LTD. II, L.P.
                                      --------------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------
                                          STATEMENTS OF CASH FLOWS
                                          ------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                           Three Months Ended          Nine Months Ended
                                                         Sept. 30,    Sept. 30,     Sept. 30,     Sept. 30,
                                                            1995         1994          1995          1994
                                                        -----------  -----------  ------------  ------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                            $   55,302   $  129,606    $  148,880    $  240,407
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                          110,479      117,662       328,412       339,001

    Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable            23,586       26,608        (8,972)       36,695
      (Increase) Decrease in prepaid expenses and
        deposits                                           (20,111)      20,142      (105,978)       33,186
      Increase in deferred assets at amortized cost         (4,055)     (23,184)      (38,263)      (56,304)
      Increase (Decrease) in accounts payable and
        accrued expenses                                    63,244      (79,073)       51,762      (122,348)
      (Decrease) Increase in refundable tenant deposits     (4,083)         659        (5,382)        3,911
                                                        -----------  -----------  ------------  ------------

      Total Adjustments                                    169,060       62,814       221,579       234,141
                                                        -----------  -----------  ------------  ------------

      Net cash provided by operating activities            224,362      192,420       370,459       474,548
                                                        -----------  -----------  ------------  ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to investment property                         (31,422)     (92,315)      (83,309)     (181,736)
                                                        -----------  -----------  ------------  ------------
  Net cash used in investing activities                    (31,422)     (92,315)      (83,309)     (181,736)

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Cash distributions to partners                                 0     (254,945)     (127,477)     (254,945)
                                                        -----------  -----------  ------------  ------------
  Net cash used in financing activities                          0     (254,945)     (127,477)     (254,945)
                                                        -----------  -----------  ------------  ------------

NET INCREASE (DECREASE) IN CASH                            192,940     (154,840)      159,673        37,867

CASH AND CASH EQUIVALENTS, beginning of period           1,084,766    1,238,915     1,118,033     1,046,208
                                                        -----------  -----------  ------------  ------------

CASH AND CASH EQUIVALENTS, end of period                $1,277,706   $1,084,075    $1,277,706    $1,084,075
                                                        ===========  ===========  ============  ============


                         NOONEY INCOME FUND LTD.II, L.P.
                         -------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
             -------------------------------------------------------

NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1994, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim periods or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1995 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three months ended September 30, 1995 and 1994 was computed based on 19,221 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Cash on hand as of September 30, 1995 is $1,277,706, an increase of $159,673 from year end December 31,1994. In 1994, the Registrant distributed $382,422 and had capital expenditures totaling $251,995 while in the first nine months of 1995 cash distributions and capital expenditures were $127,477 and $83,309, respectively. While cash distributions and capital expenditures significantly decreased in 1995, a corresponding increase in cash did not occur due to legal and accounting fees pertaining to the Consent Statement. The Consent Statement is discussed later in this section. Based on current cash balances and the properties' ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures through cash flow from operations for the remainder of 1995. The anticipated expenditures by property are as follows:

                                                Other     Leasing
                                               Capital    Capital      Total
                                             ----------  ----------  ----------

NorthCreek Office Park (45%)                 $   15,000  $    3,800  $   18,800
Tower Industrial Bldg. (100%)                         0           0           0
Wards Corner (45%)                               18,000           0      18,000
Countryside Executive C (50%)                         0       5,700       5,700
Leawood Fountain Pl. (24%)                        2,800      20,800      23,600
                                             ----------  ----------  ----------
                                             $   35,800  $   30,300  $   66,100

During the remainder of 1995, approximately $66,100 of capital expenditures are expected. At Countryside Executive Center, Leawood Fountain Plaza and NorthCreek Office Park, leasing capital includes funds for tenant alterations to their respective suites along with brokerage commissions for new tenant leases. Other capital expenditures at NorthCreek Office Park include the
painting of the buildings' exterior skin.   Capital expenditures at Leawood
Fountain Plaza are necessary to conform the property to ADA requirements and repair minor structural problems. The remaining property, Wards Corner, has set aside capital to demolish the interior of several vacated suites.

As of November 10, 1995, the deadline for voting under the Consent Statement, 13,862 partnership units (72.12% of the total partnership units) were voted, 11,233 voted (81.03% of those voting) in favor while 2,679 voted (18.97% of those voting) were against the proposal. The favorable votes represented 58.44% of the total population (19,221 partnership units issued); therefore the purchase of the portions of NorthCreek Office Park, Wards Corner and Countryside Executive Center not currently owned by the Registrant (for a purchase price of $7,190,000, all of which will be financed) was approved. The purchase will occur on or before December 29, 1995.

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


Results of Operations
---------------------

The results of operations for the Registrant's properties for the quarters ended September 30, 1995 and 1994 are detailed in the schedule below. Expenses of the Registrant are excluded.


            Tower Ind.    Leawood       Countryside   Wards         NorthCreek
            Building      Fountain      Exec. Center  Corner        Office Park
            (100%)        (24%)         (50%)         (45%)         (45%)
            ------------  ------------  ------------  ------------  ------------

1995
----
Revenues        $52,114       $64,160     $130,890       $47,799       $141,955
Expenses         29,272        63,137      153,145        55,050        101,564
            ------------  ------------  ------------  ------------  ------------

Net Income      $22,842       $ 1,023     $(22,255)      $(7,251)      $ 40,391
            ============  ============  ============  ============  ============

1994
----
Revenues        $45,669       $65,838     $148,388       $62,441       $139,539
Expenses         21,136        66,002      113,637        57,248        104,344
            ------------  ------------  ------------  ------------  ------------

Net Income      $24,533       $ (164)     $ 34,751       $ 5,193       $ 35,195
            ============  ============  ============  ============  ============


For the quarter ended September 30, 1995 when compared to the same period ended September 30, 1994, the operating results of Leawood Fountain Plaza, NorthCreek Office Park and Tower Industrial Building are similar. Countryside Executive Center decrease in net income is caused by a decrease in rental income and increases in utilities, repairs and maintenance and real estate taxes. The decrease in net income at Wards Corner relates to the decrease in rental income due to a decrease in occupancy.

The changes in occupancy levels at the Registrant's properties were mixed during the third quarter. An analysis of each properties' particular change in occupancy will be further analyzed later in this document. The occupancy levels at September 30 are as follows:


PROPERTY                                      Occupancy Levels at September 30,
--------------------------------------------  ---------------------------------
                                                 1995        1994        1993
                                              ----------  ----------  ---------

Tower Ind. Bldg.                                   100%       100%         100%
Leawood Fountain Pl.                                96%        94%          92%
Countryside Exec. Center                            70%        86%          85%
Wards Corner                                        56%        56%          52%
NorthCreek Office Park                              94%        92%          91%


Tower Industrial Building is leased by a single tenant whose lease expires on April 30, 2000.

During the third quarter the occupancy at Leawood Fountain Plaza increased from the previous quarter through the net leasing of 1,718 square feet. Two new leases were signed during the third quarter accounting for 3,929 square feet. Offsetting the newly leased space was the vacating of a single tenant. The Registrant renewed four existing tenant leases totaling approximately 15,222 square feet. The rental rates for the new leases and renewals have slightly increased from the previous quarter. The property has one major tenant that leases approximately 10% of the available space. Their lease expires in July 1999.

At Countryside Executive Center, the Registrant leased and renewed 2,172 square feet to three tenants. Rental rates of the three tenants remained stable when compared to existing tenant rental rates. However, offsetting the renewals and new leases were three tenants totaling 11,319 square foot who vacated their space during the third quarter. The property has no major tenants who occupy more than 10% of the available space.

At Wards Corner, there was no leasing activity during the third quarter. Although no leasing activity has been achieved, the Registrant is actively marketing and preparing the unoccupied space for immediate occupancy. Under a new marketing plan, the name of the property will be changed to Northeast Commerce Center. Wards Corner is currently 56% occupied. Of the 56%, one major tenant, Baldwin Piano and Organ Company, occupies 50,000 square feet under a lease which expires December 31, 1996. The General Partners have had preliminary discussions with the tenant on renewing their lease, but cannot predict the outcome of the negotiations at this time. The tenant is considering all of its options for when the lease expires, which include renewing for its existing space, downsizing, or relocating to a new location.

Leasing activity during the third quarter of 1995 at NorthCreek Office Park resulted in the renewal of three tenants totaling 3,908 square feet and the vacating of two tenants with a combined 1,983 square feet. Additionally, two new leases were executed occupying 2,530 square feet. Rental rates remained relatively flat for the quarter. The office park has one major tenant, with two leases that comprise 36% of the available space. These two leases expire in December 1998 and December 2003.


1995 Comparisons
----------------

As of September 30, 1995, the Registrant's consolidated revenues are $439,781 for the quarter ended and $1,340,568 for the nine month period ended. For the quarter ended revenues decreased approximately 3.20% while for the nine month period ended revenues remained relatively stable decreasing less than 1% when compared to the same period ended September 30, 1994.

For the quarter ended September 30, 1995, rental revenues decreased approximately 3.44% or $15,395. The decrease in rental revenues relates to the loss of a major tenant at Wards Corner, effective September 30, 1994. Offsetting some of the approximately $50,000 in lost quarterly rental revenues generated from this tenant were increases in rental revenues at Leawood Fountain Plaza and NorthCreek Office Park. However, for the nine month period ended September 30, 1995 rental revenues still remained flat. This occurrence is attributable to the receipt of a termination fee received in the first quarter of 1995 from a tenant at Countryside Executive Center. The termination fee along with the increased revenues at NorthCreek Office Park and Leawood Fountain Plaza offset the rental revenues lost due to the tenant that vacated Wards Corner. Interest income increased significantly when compared to the same nine month period ended September 30, 1994. Increases is attributable to the maintaining of higher cash balances in the Registrant's short term investment vehicles.

As of September 30, 1995, the Registrant's consolidated expenses for the quarter ended and nine month period ended are $384,479 and $1,191,688, respectively. For the quarter ended September 30, 1995 expenses increased $59,777 or 18.41% when compared to the same period ended September 30, 1994. For the nine month period ended September 30, 1995, expenses increased $82,872 or 7.47% when compared to the same period ended September 30, 1994.

The increase in consolidated expenses for the quarter ended September 30, 1995 when compared to the quarter ended September 30, 1994 relates to an increase in real estate taxes and other operating expenses. The increase in real estate taxes is attributable to an accrual adjustment at Countryside Executive Center that was posted as a reduction to the expense recorded in the third quarter of 1995. The adjustment was necessary to properly reflect the property's real estate tax expense. At Tower Industrial real estate taxes increased due to a road assessment which was passed through to the tenant. Real estate taxes at the remaining three properties remained relatively stable. The increase in other operating expenses are attributable to professional fees (legal and accounting) in conjunction with the Consent Proxy. The professional fees accounted for approximately 50% of the overall increase, while increases in insurance, utilities and repairs and maintenance account for the remaining 50% of the increase.

For the nine month period ended September 30, 1995 and 1994, consolidated expenses are $1,191,688 and $1,108,816, respectively. The increase in expense for the nine month period are attributable to real estate taxes and other operating expenses. These increases were offset by a decrease in depreciation and amortization. The increase in real estate taxes relates to a road assessment at Tower Industrial and an increase in property assessment at

Countryside Executive Center. The properties assessments were increased in 1995 resulting in increased real estate taxes.

Other operating expenses for the nine month period ended September 30, 1995 and 1994 are $507,418 and $428,463, respectively. The increase of $78,955 or 18.43% is mainly attributable to professional fees (legal and accounting), which had an increase $61,833, and administrative expenses, which had an increase of $18,036. Both increases related to the completion of the Consent Proxy. The remainder of the increase was caused by utilities ($6,450), vacancy expenses ($8,583), and repairs and maintenance ($7,337). Offsetting the above mentioned increases were decreases in snow removal ($6,191) and office cleaning ($4,389).


1994 Comparisons
----------------

The Registrant generated revenues of $454,308 during the third quarter of 1994 compared to $435,506 in 1993. Year-to-date gross revenue totaled $1,349,223 for 1994 and $1,360,356 for 1993. The 4% quarterly increase is primarily due to increased rental revenue at Wards Corner due to higher occupancy from a month-to-month tenant and increases in operating expense recoveries and rental revenue at Countryside and NorthCreek. The 1% year-to-date decrease in revenues is due to a large bad debt recovery in 1993 at Wards Corner and a termination fee received in the prior year at Countryside. A temporary tenant at Wards Corner vacated 39,000 square feet effective September 30, 1994, which decreased occupancy at the property to 56%.

For the quarter ended September 30, 1994 and 1993, consolidated expenses were $324,702 and $381,447, respectively. For the nine month period ended September 30, 1994 and 1993 expenses were $1,108,816 and $1,222,193, respectively. The decrease in consolidated expenses for the quarter ended and nine month period ended were attributable to decreases in real estate taxes and other operating expenses. The decrease in real estate taxes for the quarter ended and nine month period ended relate to an accrual adjustment reducing the expense that was recorded in third quarter of 1994 to properly reflect the Countryside Executive Center's expense. Along with the accrual adjustment, the property assessment at Leawood Fountain Plaza decreased resulting in a decrease in real estate tax expense. Other operating expenses decreased $9,576 for the quarter ended and $25,085 for the nine month period ended when comparing September 30, 1994 to September 30, 1993. The decrease in other operating expenses for the quarter ended relate to decreased vacancy expense and rent concession expense offset by increases, professional fees and office cleaning. For the nine month period ended the decrease in other operating expenses were attributable to decreases in rent concessions, vacancy expenses and utilities offset by increases in snow removal, other taxes and professional fees.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
----------------------------------------

         (a) Exhibits

             Exhibit 27 -- Financial Data Schedule (provided for the
                           information of the Securities and Exchange
                           Commission only)

         (b) Reports on Form 8-K

             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NOONEY INCOME FUND LTD. II, L.P.

Dated:  11/14/95                      By: /s/ Gregory J. Nooney, Jr.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr.
                                          General Partner

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