Form 10-K405
period 1995-12-31
NOONEY INCOME FUND LTD II L P
filed 1996-03-08
CIK 757764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                          -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-14360
                                                -------

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

Registrant's telephone number, including area code (314) 863-7700
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
------------------------------------  -----------------------------------------
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

                               Page 1 of 48 Pages
                        Exhibit Index located on Page 19

[X] Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 1996, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $19,221,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1996, by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of the General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

Documents incorporated by reference:

Portions of the Prospectus of the Registrant dated February 15, 1985, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1:  BUSINESS
-----------------

Nooney Income Fund Ltd. II, L.P. (the "Registrant") is a limited partnership formed under the Missouri Uniform Limited Partnership Law on February 12, 1985, to invest, on an all-cash basis, in income-producing real properties such as shopping centers, office buildings, office/warehouse properties and other commercial properties. The Registrant originally invested in five real properties described in Item 2 below. The Registrant continues to own and operate its five original properties.

The Registrant's primary investment objectives are to preserve and protect the Limited Partners' capital, provide the maximum possible cash distributions to the Partners, and provide for capital growth through appreciation in the value of the Registrant's properties. The term of the Registrant is until December 31, 2085. It was originally anticipated that the Registrant would sell or finance its properties within approximately five to ten years after their acquisition. The depression of real estate values experienced nationwide from 1988 to 1993 lengthened this time frame in order to achieve the goal of capital appreciation.

The real estate investment market began to improve in 1994, continued this improvement in 1995, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds from the sale or financing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - for a discussion of possible future acquisitions and possible sales of properties.)

The business in which the Registrant is engaged is highly competitive. The Registrant's investment properties are located in or near major urban areas and are subject to competition from other similar types of properties in such areas. The Registrant competes for tenants for its properties with numerous other real estate limited partnerships, as well as with individuals, corporations, real estate investment trusts and other entities engaged in real estate investment activities. Such competition is based on such factors as location, rent schedules and services and amenities provided.

The Registrant has no employees. Property management services for the Registrant's investment properties are provided by Nooney Krombach Company, an affiliate of the General Partners.


ITEM 2:  PROPERTIES
-------------------

On February 20, 1985, the Registrant acquired a 24% interest as a tenant in common in Leawood Fountain Plaza, a three building office complex in Leawood, Kansas. Constructed in two phases in 1982 and 1983, the buildings contain approximately 29,000, 28,000 and 25,000 net rentable square feet respectively, or an aggregate of approximately 82,000 net rentable square feet of office space. The buildings are located on a 7.9 acre site which provides paved parking for 403 cars. The purchase price of the complex was $9,626,576, of which $2,310,379 was paid by the Registrant for its 24% interest. The remaining 76% interest was purchased by Nooney Income Fund Ltd., L.P., an affiliate of the Registrant, as the other tenant in common. All costs and revenues attributable to the operation of the complex are shared by the Registrant and Nooney Income Fund Ltd., L.P. in proportion to their respective percentage interests. The complex was 92% leased by 42 tenants at December 31, 1995.

On March 20, 1986, the Registrant acquired the Tower Industrial Building, an office warehouse located at 750-760 Tower Road in Mundelein, Illinois, a suburb of Chicago. The purchase price of the building was $1,235,820. The one-story concrete block building contains approximately 42,000 net rentable square feet and is situated on a 3 acre site which provides parking for 140 cars. The building is currently 100% leased by Baxter International Inc.

On December 16, 1986, the Registrant acquired a 50% interest as a tenant in common in Countryside Executive Center, a single story office building located at 1210-1270 W. Northwest Highway in Palatine, Illinois, a suburb of Chicago. The building contains approximately 91,000 net rentable square feet and is situated on an 8.6 acre site which provides parking spaces for 467 cars, some of which spaces are shared with adjoining properties pursuant to a mutual easement agreement which also provides for the sharing of certain expenses.
The total purchase price of the building was $9,853,660, of which $4,926,830 was paid by the Registrant for its 50% interest. The remaining 50% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage holder. All costs and revenues attributable to the operation of the building were shared by the Registrant and a subsidiary of the mortgage holder in proportion to their respective percentage interests. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in Countryside Executive Center for $1,250.000. The building was 73% leased by 33 tenants at December 31, 1995. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

On December 29, 1986, the Registrant acquired a 45% interest as a tenant in common in Wards Corner Business Center A & B, a two building office/warehouse/showroom facility located at 420-422 Wards Corner Road in Loveland, Ohio, a suburb of Cincinnati. Effective January 1, 1996, the property known as Wards Corner was renamed Northeast Commerce Center. The two single-story buildings contain 50,000 net rentable square feet each, or an aggregate of approximately 100,000 net rentable square feet. The buildings are situated on a 7.5 acre site which provides parking for 278 cars. The total purchase price of the buildings was $6,630,395, of which $2,983,678 was paid by the Registrant for its 45% interest. The remaining 55% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage holder. All costs and revenues attributable to the operation of the buildings were shared by the Registrant and a subsidiary of the mortgage holder in proportion to their respective percentage interests. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in Wards Corner for $1,980,000. The buildings were 56% leased by 2 tenants at December 31, 1995. (See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

On December 29, 1986, the Registrant acquired a 45% interest as a tenant in common in NorthCreek Office Park, a three building office complex located at 8220, 8240 and 8260 NorthCreek Drive in Cincinnati, Ohio. Constructed in phases in 1984 and 1986, the three-story buildings contain 19,396, 23,995 and 43,560 net rentable square feet respectively, or an aggregate of approximately 86,000 net rentable square feet. The buildings are located on a 8.4 acre site which provides paved parking for 366 cars. The purchase price of the complex was $11,063,260, of which approximately $4,978,467 was paid by the Registrant for its 45% interest. The remaining 55% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage holder. All costs and revenues attributable to the operation of the complex were shared by the Registrant and a subsidiary of the mortgage holder in proportion to their respective percentage interests. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in NorthCreek Office Park for $3,960,000. The complex was 97% leased by 33 tenants at December 31, 1995. (See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

Reference is made to Note 7 of Notes to Financial Statements for a description of revenues derived from major tenants.

The following table sets forth certain information as of December 31, 1995, relating to the properties owned by the Partnership.

                                                      AVERAGE
                                                      ANNUALIZED
                                                      EFFECTIVE
                                                      BASE RENT
                                       TOTAL          PER                  PRINCIPAL TENANTS
                              SQUARE   ANNUALIZED     SQUARE      PERCENT  OVER 10% OF PROPERTY   LEASE
PROPERTY                      FEET     BASE RENT<F1>  FOOT        LEASED   SQUARE FOOTAGE         EXPIRATION
----------------------------  -------  -------------  ----------  -------  ---------------------  ----------

Tower Industrial Building      42,000  $  149,000     $ 3.54       100%    Baxter International
                                                                           Inc. (100%)            2000

Leawood Fountain Plaza         82,000  $1,126,000     $14.83        92%    Family Medical Care
                                                                           of Kansas City (10%)   1999

Wards Corner Business Center  100,000  $  406,600     $ 7.26        56%    Baldwin Piano & Organ
                                                                           Co. (50%)              1996 <F2>

Countryside Executive Center   91,000  $  937,500     $14.08        73%    None

NorthCreek Office Park         86,000  $1,196,300     $13.54        97%    Cincinnati Group
                                                                           Health Associates
                                                                           (28%), (8%)            2003, 1998
---------------

<F1>  Represents 100% of Base Rent.  Registrant has 24% ownership in Leawood Fountain Plaza.
<F2>  Lease extended through 1998.


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

The Registrant is not a party to any material pending legal proceedings.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On October 4, 1995, the Registrant submitted to the limited partners a Consent Statement requesting their consent to purchase the portions of NorthCreek Office Park, Wards Corner, and Countryside Executive Center not currently owned by the Registrant. As of November 10, 1995, the deadline for voting under the Consent Statement, 13,862 partnership units (72.12% of the total partnership units) were voted, 11,233 voted (81.03% of those voting) in favor, while 2,679 voted (18.97% of those voting) were against the proposal. The favorable votes represented 58.44% of the total population (19,221 partnership units issued); therefore the purchase of the portions of NorthCreek Office Park, Wards Corner and Countryside Executive Center not currently owned by the Registrant (for a purchase price of $7,190,000, all of which was financed) was approved. The purchase occurred on December 29, 1995.


                                     PART II
                                     -------

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
--------------------------------------------------------------

As of February 1, 1996 there were 1,636 record holders of Interests in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.

              Cash Distributions Paid Per Limited Partnership Unit
              ----------------------------------------------------
                 First Quarter   Second Quarter  Third Quarter   Fourth Quarter
                 --------------  --------------  --------------  --------------

1994                      0               0           $12.50           $6.25
1995                      0           $6.25                0           $6.25


ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

                                                                Year Ended December 31,
                                        --------------------------------------------------------------------
                                          1995 <F1>       1994          1993          1992          1991
                                        ------------  ------------  ------------  ------------  ------------
                                                    (Not covered by independent auditors' report)


Rental and other income                  $ 1,754,750   $ 1,729,872  $ 1,843,782   $ 1,893,640   $ 1,841,982
Net income (loss)                            209,517       254,046   (1,261,814)     (197,387)   (3,243,787)
Data per limited partnership unit:
  Net income (loss)                            10.17         12.16       (65.61)       (10.17)      (168.06)
  Cash distributions - Investment
    income                                     10.17         12.16           --            --            --
  Cash distributions - Return of
    capital                                     2.33          6.59        12.50            --         20.00
Weighted average limited partnership
  units outstanding                           19,221        19,221       19,221        19,221        19,221
At year-end:
  Total assets                            16,803,566     9,118,452    9,287,233    10,807,797    10,988,076
  Investment property, net                15,166,737     7,803,472    7,980,243     9,334,150    10,065,643
  Mortgage note payable                    7,190,000
  Partners' equity                         8,643,642     8,689,086    8,817,462    10,334,221    10,531,608

---------------

See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.

<F1>  Balance sheet includes the effects of an acquisition which occurred on December 29, 1995.  See Note 1 to financial statements.


ITEM: 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Cash on hand as of December 31, 1995 is $1,092,159, a decrease of $25,874 from year ended December 31, 1994. During 1995 cash remained relatively stable when compared to its year end 1994 balance. Even though cash remained relatively stable, cash provided by operations significantly decreased from 1994 to 1995 due to legal, accounting fees, and printing and mailing costs incurred in 1995 relating to the Consent Statement. Offsetting the increases in legal and accounting fees were reductions in cash distributions and additions to investment properties. The Registrant expects anticipated capital expenditures during 1996 will be adequately funded by current cash reserves and the properties' operating cash flow. The anticipated capital expenditures are as follows:

                                             Other       Leasing
                                             Capital     Capital     Total
                                             ----------  ----------  ----------

NorthCreek Office Park                         $ 42,500    $ 63,550    $106,050
Tower Industrial Building                      $      0    $      0    $      0
Wards Corner Business Center                   $ 39,500    $377,300    $416,800
Countryside Executive Center                   $ 80,800    $209,900    $290,700
Leawood Fountain Plaza (24%)                   $ 14,450    $ 19,750    $ 34,200
                                             ----------  ----------  ----------
                                               $177,250    $670,500    $847,750
                                             ==========  ==========  ==========

Throughout 1996, approximately $847,750 of capital expenditures have been forecasted. The significant amount of capital expenditures are necessary to increase the occupancy rate at Wards Corner and Countryside Executive Center through the construction of interior finishes and the payment of lease commissions. The remainder of the capital to be funded will be for parking lot improvements at Leawood Fountain Plaza and Countryside Executive Center, exterior painting at Leawood Fountain Plaza, wood shingle treatment at NorthCreek Office Park, exterior brick repair at Countryside Executive Center, and ADA compliance at Leawood Fountain Plaza and NorthCreek Office Park.

As previously disclosed, on November 10, 1995, the deadline for voting under the Consent Statement, the Registrant received approval from a majority of the limited partnership units to purchase an undivided interest in NorthCreek Office Park, Countryside Executive Center and Wards Corner Business Center not currently owned by the Registrant. The transaction closed on December 29, 1995. The purchase price of $7,190,000 was financed through a first mortgage loan secured by the properties purchased in the transaction. The first mortgage loan has a floating interest rate of 3/4% above the then published prime rate of the lender and a maturity date of December 31, 2002. Payments on the note have been structured whereby only interest will be paid during 1996 with principal payments commencing January 1, 1997. (See Note 4 to the financial statements).

As previously disclosed in the Consent Statement, he General Partners feel that the market conditions exist whereby Countryside Executive Center should be sold. During the first quarter of 1996 the Registrant has begun the marketing process of the property. The strategy is to lease up some of the vacant suites as part of the marketing program.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy and sell Countryside Executive Center at a price sufficient to satisfy required obligations. Until such time as the real estate market fully recovers, the Registrant will continue to manage the properties to achieve its investment objectives.


Results of Operations
---------------------

The results of operations for the Registrant's properties for the year ended December 31, 1995, 1994 and 1993 are detailed in the schedule below. Expenses of the Registrant are excluded.

                                        NorthCreek    Tower         Wards         Countryside   Leawood
                                        Office Park   Industrial    Corner        Executive     Fountain
                                        (45%)         (100%)        (45%)         Ctr. (50%)    Plaza (24%)
                                        ------------  ------------  ------------  ------------  ------------

1995
----

Revenues                                    $588,137      $189,118     $190,971     $ 537,615      $279,202
Expenses                                    $426,096      $ 98,856     $235,966     $ 619,398      $258,081
                                        ------------  ------------  ------------  ------------  ------------
Net Income (Loss)                           $162,041      $ 90,262     $(44,995)    $ (81,783)     $ 21,121

1994
----

Revenues                                    $546,704      $181,873     $233,643     $ 553,433      $257,715
Expenses                                    $429,322      $ 86,763     $239,895     $ 589,994      $246,818
                                        ------------  ------------  ------------  ------------  ------------
Net Income (Loss)                           $117,382      $ 95,110     $ (6,252)    $ (36,561)     $ 10,897

1993
----

Revenues                                    $471,572      $180,354     $318,157     $ 573,866      $251,313
Expenses                                    $401,997      $ 85,664     $245,079     $ 712,379      $253,488
                                        ------------  ------------  ------------  ------------  ------------
Net Income (Loss)                           $ 69,575      $ 94,690     $ 73,078     $(138,513)     $ (2,175)


NorthCreek Office Park operations over the past three years has significantly improved. Revenues have increased $116,565 when comparing 1993 to 1995, a 25% increase. The significant increase can be primarily attributable to an overall increase in average occupancy along with slightly increasing rental rates. Average occupancy for 1993, 1994 and 1995 was 86.6%, 90.8% and 95.6%,
respectively. Expenses from 1993 to 1994 increased by $27,325 while from 1994 to 1995 they remained relatively stable. The increase from 1993 to 1994 relates to increases in amortization ($14,928), management fees ($4,042), administrative costs ($3,755), snow removal ($2,029), and repairs and maintenance ($2,514), offset by decrease in professional services ($6,143). With increasing revenues and relatively stable expenses, net income increased $47,807 and $44,659 from 1993 to 1994 and from 1994 to 1995, respectively.

The operations at Tower Industrial Building, occupied by a single tenant, have been relatively stable over the three year period commencing January 1, 1993 and ending December 31, 1995.

From 1993 to 1994 then from 1994 to 1995, the operating results at Wards Corner have resulted in a decrease in revenues. In 1993 revenues were inflated due to a bad debt recovery of $129,470 offset by an increase in rental revenues of $45,280 from 1993 to 1994. The increase in rental revenues can be attributable to an increase in average occupancy from 1993 (65.8%) to 1994 (73.8%). The decrease in revenues when comparing 1994 to 1995 can be attributable to a decrease in average occupancy. Average occupancy was 73.8% and 56% during 1994 and 1995, respectively. For the three year period, operating expenses remained relatively stable.

At Countryside Executive Center net loss varied from year to year. Revenues decreased during the three year period while expenses fluctuated from a high in 1993 of $712,379 to a low in 1994 of $589,994. The decrease in revenues from 1993 to 1994 can be attributable to a decrease in expense pass through and tax participation income offset by an increase in rental income. During 1995 revenues further declined due to lower average occupancy resulting in a decrease in rental income offset by an increase in cross easement income. Expenses from 1993 to 1994 decreased significantly due to the payment of a consulting fee in 1993 and a reduction in bad debt expense. During 1995 expenses increased $29,404 when compared to 1994. The increase can be attributable to real estate taxes ($26,332), vacancy expense ($5,880), repairs and maintenance ($5,869), and parking lot expenditures ($4,987), offset by a decrease in cleaning ($9,762).

Leawood Fountain Plaza's operating results improved each year during a three year period commencing January 1, 1993 and ending December 31, 1995. Revenues from 1993 to 1994 increased $6,402 due primarily to increases in rental income resulting from higher average occupancy. From 1994 to 1995 revenues increased $21,487 due primarily to a termination payment received from a tenant who vacated their space during 1995. Expenses from 1993 to 1994 decreased $6,670 which can be attributable to decreases in cleaning ($1,865), repairs and maintenance ($3,587), and snow removal ($2,939), offset by increases in real estate taxes ($1,728) and administrative costs ($1,795). During 1995 expenses increased $11,263 when compared to 1994 expenses. The increases which occurred in 1995 relate to increases in amortization ($3,790), real estate taxes ($2,150), repairs and maintenance ($2,958), management fees ($1,478), and administrative costs ($2,127), offset by decreases in cleaning ($2,597) and parking lot expenditures ($1,402).

The occupancy levels at the Registrant's properties as of December 31, 1995, 1994 and 1993 are detailed in the schedule below.

                                             Occupancy rates at December 31,
                                       ----------------------------------------
                                           1995          1994          1993
                                       ------------  ------------  ------------

NorthCreek Office Park                        97%           97%           85%
Tower Industrial Building                    100%          100%          100%
Wards Corner Business Center                  56%           56%           82%
Countryside Executive Center                  73%           83%           82%
Leawood Fountain Plaza                        92%           90%           89%


For the quarter ended December 31, 1995, occupancy at NorthCreek Office Park increased from 94% to 97% through the leasing of 2,604 square feet to two individual tenants. For the year, occupancy at NorthCreek Office Park remained at 97% through the renewal of 10,438 square feet, the execution of six new leases with total square feet of 14,075, and the vacating by four tenants who occupied 14,436 square feet. The office park has one major tenant, with two leases that comprise 36% of the available space. These two leases expire in December 1998 and December 2003.

Tower Industrial Building is leased by a single tenant whose lease expires on April 30, 2000.

During the fourth quarter, occupancy level at Wards Corner remained the same as the previous quarter. For the year, no leasing activity occurred at Wards Corner. Although no leasing activity occurred during 1995, the Registrant, in the first quarter on 1996 executed the following: two year extension through December 1998 from the property's major tenant; 5,000 square foot expansion of an existing tenant along with a three year renewal through October 1999; and two new leases for approximately 18,900 square feet for terms of 5 years. As previously mentioned, the Center has one major tenant that occupies 50% of the available space. Their lease expires December 1998.

At Countryside Executive Center during the fourth quarter, leasing activity netted an increase in occupancy of 3% or 2,779 square feet. The Registrant renewed 2,766 square feet, signed three new leases for 3,716 square feet and one tenant vacated 937 square feet. For the year, occupancy decreased 10% and had the following leasing activity: eight new leases were executed occupying 8,038 square feet, renewed six leases totaling 5,881 square feet, vacated five leases with 18,241 square feet. Countryside Executive Center has no major tenants who occupy more than 10% of the available space.

At Leawood Fountain Plaza occupancy decreased from 96% to 92% during the fourth quarter due to a lease termination (2,659 square feet) and a lease cancellation (970 square feet), while only one new lease was signed for 1,067 square feet. The Registrant renewed one tenant who occupies 1,650 square feet. During the year occupancy increased from 90% to 92%. The Registrant signed five new leases totaling 10,868 square feet while four tenants vacated 8,909 square feet. Renewals for the year totaled 12,765 square feet. The property has one major tenant who occupies approximately 10% of the available space. Their lease expires in July 1999.


1995 Comparisons
----------------

As of December 31, 1995, the Registrant's consolidated revenues are $1,786,540 compared to $1,753,366 for the year ended December 31, 1994. The increase of $33,174 can be attributable to increased revenues at NorthCreek Office Park and Leawood Fountain Plaza along with a decrease in rent concessions at NorthCreek Office Park. Offsetting the revenue increases were decreases in revenues at Wards Corner. The increase in consolidated revenues directly correlates with an increase in average occupancy at both NorthCreek Office Park and Leawood Fountain Plaza when comparing 1994 to 1995. While NorthCreek Office Park and Leawood Fountain Plaza had increases in average occupancy and revenues, Wards Corner's average occupancy decreased along with its revenues.

For the year ended December 31, 1995 consolidated expenses are $1,577,023 which is an increase of $77,703 when compared to year ended December 31, 1994. The increase in consolidated expenses can be attributable to increases in real estate taxes, operating expenses and professional services. The increases in real estate taxes is attributable to Countryside Executive Center and Leawood Fountain Plaza. The increase in operating expenses relates to increases in administrative costs ($17,555) and vacancy expense ($13,445), offset by decrease in cleaning ($7,218). The increase in administrative costs are attributable to the Consent Statement. The increase in vacancy expense relates to Countryside Executive Center and Wards Corner while the decrease in cleaning was predominately attributable to Countryside Executive Center. Professional fees increased during 1995 due to costs associated with the Consent Statement.

With revenues increasing $33,174 and expenses increasing $77,703, net income for the year ended December 31, 1995, decreased $44,529 when compared to year ended December 31, 1994. The decrease in net income resulted in a decline in earnings per limited partnership unit of $1.99. Cash flow provided by operations for the year ended December 31, 1995 is $823,576 compared to $706,242 provided by operations in 1994. The Registrant distributed $254,961 to the limited and general partners along with $154,049 of property additions.


1994 Comparisons
----------------

For the year ended December 31, 1994 consolidated revenues were $1,753,366 which represents a decrease of $116,787 when compared to December 31, 1993. The decrease in revenues relates to an increase in rent concessions ($94,349) and a decrease in bad debt recoveries ($129,470) at Wards Corner, offset by and increase in revenues at NorthCreek Office Park ($74,459). As previously stated, the increase in revenues at NorthCreek Office Park can be attributable to an increase in average occupancy.

As of December 31, 1994 consolidated expenses are $1,499,320 which is a decrease of $1,632,647 when compared to year end December 31, 1993. The significant decrease in expenses relates to the investment property devaluation in 1993 of $1,506,000. If the investment property devaluation is not considered, the consolidated expenses decreased $126,647. The decrease after taking into account the investment property devaluation is predominately due to decreases in real estate taxes and other operating expenses offset by an increase in professional fees. The decrease in real estate taxes is attributable to Countryside Executive Center and its reduction in property assessment value from 1993 to 1994. The decrease in other operating expenses relates to decreases in bad debt expense ($52,581), vacancy expense ($12,947), and utility costs ($7,449), offset by increases in administrative costs ($7,813). The decrease in bad debt expense and vacancy expense relates primarily to Wards Corner while the decrease in utility costs is attributable to Countryside Executive Center. The increase in administrative costs relates to fourth quarter 1994 expenses relating to the preparation of the Consent Statement. The increase in professional fees also relates to the preparation of the Consent Statement.

Net income for the year ended December 31, 1994 was $254,046 or $12.16 per limited partnership unit. For the same period ended December 31, 1993, the net loss was $1,261,814 or $65.61 per limited partnership unit. The significant increase in net income from 1993 to 1994 is attributable to the 1993 investment property devaluation of $1,506,000. Cash flow provided by operations for the year ended was $706,242 which enabled the Registrant to fund investment property additions of $251,995 and distribute $382,422 to the limited and general partners.


Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 1995, and are not expected to materially affect the Registrant's operation in 1996.


Interest Rates
--------------

In 1995 the Registrant was not affected by increases in interest rates on floating rate debt. Future increases in the prime interest rate can adversely affect the operations of the Registrant in 1996 and in the future.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)(1)). The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

                                      None

                                    PART III
                                    --------

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------------------------

The General Partners of the Registrant responsible for all aspects of the Registrant's operations are Gregory J. Nooney, Jr., age 65, and Nooney Income Investments Two, Inc., a Missouri corporation. Gregory J. Nooney, Jr. is a senior officer of Nooney Company, the sponsor of the Registrant.

The background and experience of the General Partners are as follows:

Gregory J. Nooney, Jr. joined Nooney Company in 1954 and is currently Chairman of the Board and Chief Executive Officer.

John J. Nooney is a Special General Partner of the Partnership and as such, does not exercise control of the affairs of the Partnership.

John J. Nooney joined Nooney Company in 1958 and was President and Treasurer until he resigned in 1992. Mr. Nooney is currently Chairman of the Board of Dalton Investments, a real estate asset management firm.

Nooney Income Investments Two, Inc. was formed in November 1984 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships. Gregory J. Nooney, Jr. is a director of Nooney Income Investments Two, Inc.

Gregory J. Nooney, Jr. and John J. Nooney are brothers. Gregory J. Nooney, Jr. and Faith L. Nooney (wife of John J. Nooney) are stockholders of Nooney Company, with Gregory J. Nooney, Jr. controlling all voting stock of Nooney Company.

The General Partners will continue to serve as General Partners until their withdrawal or their removal from office by the Limited Partners.

Certain of the General Partners act as general partners of limited partnerships and hold directorships of companies with a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of the Act. A list of such directorships, and the limited partnerships for which the General Partners serve as general partners, is filed herewith as Exhibit 99.1 and incorporated herein by reference.

During 1993 Lindbergh Boulevard Partners, L.P. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Gregory J. Nooney, Jr. is the general partner of Nooney Ltd. II, L.P, which in turn is the general partner of Nooney Development Partners, L.P., which in turn is the general partner of Nooney-Hazelwood Associates, L.P. which is the general partner of Lindbergh Boulevard Partners, L.P. Lindbergh Boulevard Partners, L.P. emerged from bankruptcy on May 17, 1994, when its Plan of Reorganization was confirmed.


ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

The General Partners are entitled to a share of distributions and a share of profits and losses as more fully described under the headings "Compensation to General Partners and Affiliates" on pages 26-27 and "Profits and Losses for Tax

Purposes; Distributions; and Expenses of General Partners" on pages A-17 to A-22 of the Prospectus of the Registrant dated February 15, 1985, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933 (the "Prospectus"), which are incorporated herein by reference.

During 1995, cash distributions of $14,693 were paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners.

No person is known to the Registrant to be the beneficial owner of more than 5% of the outstanding Interests of the Registrant.

(b)  Security Ownership of Management.

None of the General Partners is known to the Registrant to be the beneficial owner, either directly or indirectly, of any Interests in the Registrant.

(c)  Changes in Control.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

(a)  Transactions with Management and Others.

Certain affiliates of the General Partners are entitled to certain fees and other payments from the Registrant in connection with certain transactions of the Registrant as more fully described under the headings "Compensation to General Partners and Affiliates" on pages 26-27 and "Management" on pages 23-25 of the Prospectus, which are incorporated herein by reference.

Nooney Krombach Company, the manager of Registrant's properties, is a wholly-owned subsidiary of Nooney Company. Nooney Krombach Company is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus reimbursement of expenses. During the year ended December 31, 1995, the Registrant paid property management fees of $107,060 to Nooney Krombach Company.

The Registrant paid Nooney Krombach Company $25,000 for reimbursement for certain administrative services including accounting, issuing and transferring of units, data processing, investor communications and other administrative services.

In addition, the Registrant paid Nooney Krombach Company a fee of $75,000 for its services in connection with the purchase of the mortgage lender's interest in NorthCreek Executive Center, Wards Corner Business Center and Countryside Executive Center.

See Item 11 above for a discussion of cash distributions paid to the General Partners during the year ended December 31, 1995.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during the year ended December 31, 1995 in connection with various transactions.

(c)  Indebtedness of Management.

Not Applicable.

(d)  Transactions with promoters.

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

    3.   Exhibits:

         See Exhibit Index on Page 19.

(b) Reports on Form 8-K

    During the last quarter of the period covered by this report, the Registrant filed a report on Form 8-K dated December 29, 1995, which reported an Item 2. Acquisition of Assets.

(c) Exhibits:

    See Exhibit Index on Page 19.

(d) Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOONEY INCOME FUND LTD. II, L.P.

Date: March 8, 1996                   /s/ Gregory J. Nooney, Jr.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      General Partner


                                      Nooney Income Investments Two, Inc.

                                      By: /s/ Gregory J. Nooney, Jr.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr. - Director
                                          Chairman of the Board and
                                          Chief Executive Officer


                                      By: /s/ Patricia A. Nooney
                                          -------------------------------------
                                          Patricia A. Nooney - Director
                                          Senior Vice President and Secretary

                                      BEING A MAJORITY OF THE DIRECTORS

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number   Description
--------------   --------------------------------------------------------------

 3 Amended and Restated Agreement and Certificate of Limited Partnership dated February 3, 1986, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1986, as filed pursuant to Rule 13a-1 of the Securities Exchange Act of 1934 (File
                 No. 0-14360).

10 Management Contract between Nooney Income Fund Ltd. II and Nooney Management Company (now Nooney Krombach Company) dated March 12, 1985, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, as filed pursuant to Rule 15d-1 of the Securities Exchange Act of 1934 (File No. 2-94533).

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

99.1             List of Directorships filed in response to Item 10.

99.2 Pages 23-27 and A-17 - A-22 of the Prospectus of the Registrant dated February 15, 1985, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933 are incorporated by reference.

99.3             Financial Statements and Schedules.