Form 10-Q
period 1996-03-31
NOONEY INCOME FUND LTD II L P
filed 1996-05-17
CIK 757764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended March 31, 1996

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                .
                 ---------------

                               Page 1 of 13 Pages

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS:
- ------------------------------

                                      NOONEY INCOME FUND LTD. II, L.P.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS
                                                                                    March 31,   December 31,
                                                                                      1996          1995
                                                                                  (Unaudited)
                                                                                  ------------  ------------

ASSETS:
   Cash and cash equivalents                                                       $ 1,184,225   $ 1,092,159
   Accounts receivable                                                                 199,358       320,515
   Investment property, at cost:
      Land                                                                           2,618,857     2,618,857
      Buildings and improvements                                                    13,232,147    13,341,502
                                                                                  ------------  ------------
                                                                                    15,851,004    15,960,359
      Less accumulated depreciation                                                  3,358,145     3,225,159
                                                                                  ------------  ------------
                                                                                    12,492,859    12,735,200
   Investment property-held for sale                                                 2,421,785     2,431,537
                                                                                  ------------  ------------
                                                                                    14,914,644    15,166,737
      Deferred expenses - At amortized cost                                            136,318       224,155
                                                                                  ------------  ------------
                                                                                   $16,434,545   $16,803,566
                                                                                  ============  ============

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
   Accounts payable and accrued expenses                                           $    98,508   $   251,779
   Accrued Real Estate Taxes                                                           479,570       606,111
   Refundable tenant deposits                                                          117,899       112,034
   Mortgage note payable                                                             7,190,000     7,190,000
                                                                                  ------------  ------------
                                                                                     7,885,977     8,159,924
Partners' Equity                                                                     8,548,568     8,643,642
                                                                                  ------------  ------------
                                                                                   $16,434,545   $16,803,566
                                                                                  ============  ============

SEE NOTES TO FINANCIAL STATEMENTS


                                      NOONEY INCOME FUND LTD. II, L.P.
                                           (A LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                                 (UNAUDITED)
                                                                                       Three Months Ended
                                                                                  --------------------------
                                                                                    March 31,     March 31,
                                                                                      1996          1995
                                                                                  ------------  ------------

REVENUES:
   Rental and other income                                                        $   759,483    $   450,131
   Interest                                                                             5,043          9,498
                                                                                  ------------  ------------
                                                                                      764,526        459,629

EXPENSES:
   Interest Expense                                                                   158,110
   Depreciation and amortization                                                      164,172        112,788
   Real estate taxes                                                                  169,887         89,248
   Property management fees paid to Nooney Krombach Company                            46,353         27,589
   Reimbursement to Nooney Krombach Company for partnership management
      services and indirect expenses                                                    6,250          6,250
   Other operating expenses                                                           314,828        178,922
                                                                                  ------------  ------------
                                                                                      859,600        414,797
                                                                                  ------------  ------------
NET INCOME (LOSS)                                                                 $   (95,074)   $    44,832
                                                                                  ============  ============

NET INCOME(LOSS) PER LIMITED PARTNERSHIP UNIT                                     $     (4.90)   $      2.31
                                                                                  ============  ============

PARTNERS' EQUITY:
   Beginning of Period                                                            $ 8,643,642    $ 8,689,086
   Net Income (Loss)                                                                  (95,074)        44,832
                                                                                  ------------  ------------
End of Period                                                                     $ 8,548,568    $ 8,733,918
                                                                                  ============  ============


SEE NOTES TO FINANCIAL STATEMENTS


                                      NOONEY INCOME FUND LTD. II, L.P.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                                 (UNAUDITED)
                                                                                       Three Months Ended
                                                                                  --------------------------
                                                                                   March, 31     March 31,
                                                                                      1996          1995
                                                                                  ------------  ------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net Income (Loss)                                                               $  (95,074)       44,832
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   164,172       112,788
      Real estate tax deposits received                                               337,685

      Changes in assets and liabilities:
         Decrease in accounts receivable                                              121,158        18,976
         Increase in deferred assets at amortized cost                               (125,264)      (88,220)
         Decrease in accounts payable, accrued expenses and real estate taxes        (279,812)      (56,378)
         (Decrease) Increase in refundable tenant deposits                              5,865          (294)
                                                                                  ------------  ------------
            Total Adjustments                                                         223,804       (13,128)
                                                                                  ------------  ------------
            Net cash provided by operating activities                                 128,730        31,704
                                                                                  ------------  ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Additions to investment property                                                   (36,664)       (6,984)
                                                                                  ------------  ------------
            Net cash used in investing activities                                     (36,664)       (6,984)

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Cash distributions to partners                                                           0             0
                                                                                  ------------  ------------
            Net cash used in financing activities                                           0             0
                                                                                  ------------  ------------

NET INCREASE IN CASH                                                                   92,066        24,720

CASH AND CASH EQUIVALENTS, beginning of period                                      1,092,159     1,118,033
                                                                                  ------------  ------------

CASH AND CASH EQUIVALENTS, end of period                                          $ 1,184,225   $ 1,142,753
                                                                                  ============  ============

CASH PAID FOR INTEREST                                                            $   158,110   $       -0-


SEE NOTES TO FINANCIAL STATEMENTS

                         NOONEY INCOME FUND LTD.II, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1995, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim periods.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1996 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 1996 and 1995 was computed based on 19,221 units, the number of units outstanding during the periods.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

    Cash and cash equivalents on hand as of March 31, 1996 is $1,184,225 an increase of $92,066 when compared to year end December 31, 1995. The increase in cash and cash equivalents can be attributed to the Registrant receiving the balances in certain cash reserve accounts at the time of the purchase of the undivided interest in NorthCreek Office Park, Countryside Executive Center and Northeast Commerce Center. Based on the current cash balances and the properties ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 1996.

The anticipated capital expenditures by property are as follows:

                                            Other      Leasing
                                          Capital      Capital         Total
                                       ------------  ------------  ------------

NorthCreek Office Park                    $ 42,500      $ 38,500      $ 81,800
Tower Industrial Building                        0             0             0
Northeast Commerce Center                   24,500       165,700       190,200
Countryside Executive Center                80,800       214,400       295,200
Leawood Fountain Plaza (24%)                14,400        34,200        48,600
                                      ------------  ------------  ------------
                                          $162,200      $452,800      $615,000
                                      ============  ============  ============

During the remainder of 1996, approximately $615,000 of capital expenditures are expected. Leasing capital at the five properties includes funds for tenant alterations and lease commissions for new and renewal leases. Other capital expenditures at NorthCreek Office Park includes roof repairs along with some ADA compliance work. At Northeast Commerce Center other capital has been set aside for signage and the construction of a new demising wall. The Registrant has forecasted for Countryside Executive Center parking lot repairs and maintenance along with minor masonry work. Other capital expenditures at Leawood Fountain Plaza include expenditures to the property to meet ADA requirements, repair of minor structural problems, painting the building exteriors, wood and stucco and repair of some of the properties sidewalks and curbing.

In conjunction with the December 31, 1995 purchase of an undivided interest in NorthCreek Office Park, Countryside Executive Center and Northeast Commerce Center not previously owned by the Registrant, a loan in the amount of $7,190,000 was obtained to fund the purchase price. The loan is secured by the properties purchased in the transaction. The first mortgage loan has a floating interest rate of 3/4% above the prime rate of the lender and a maturity date of December 31, 2002. Payments have been structured whereby only interest is paid during 1996 with principal payments commencing January 1, 1997.

As previously disclosed, the General Partners feel that the market conditions exist whereby Countryside Executive Center should be sold. During the first quarter of 1996 the Registrant has begun to market the property. The Registrant feels to achieve a maximum return from the sale of the property additional leasing should occur prior to a sale.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures from operations and cash reserves and maintain occupancy. Until such time as the real estate market recovers and profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.


Results of Operations by Property
- ---------------------------------

The results of operations for the Registrant's properties for the quarters ended March 31, 1996 and 1995 are detailed in the schedule below. The operating results for NorthCreek Office Park, Northeast Commerce Center and Countryside

Executive Center are reflective of 100% ownership for the quarter ended
March 31, 1996 while the operating results for the quarter ended March 31, 1995 reflect the following ownership: NorthCreek Office Park (45%), Northeast Commerce Center (45%), Countryside Executive Center (50%). The ownership percentages for Tower Industrial Building and Leawood Fountain Plaza were 100% for both periods. Revenues and expense of the Registrant are excluded.

                             Tower      Northeast    Countryside     Leawood
            NorthCreek    Industrial     Commerce     Executive      Fountain
           Office Park     Building       Center        Center     Plaza (24%)
           ------------  ------------  ------------  ------------  ------------
1996
- ----
Revenues     $ 328,963      $ 47,043     $109,192      $223,021       $ 65,305
Expenses       295,396        25,161      168,700       249,770         62,791
          ------------  ------------  ------------  ------------  ------------
Net Income   $  33,567      $ 21,882     $(59,508)     $(26,749)      $  2,514
          ============  ============  ============  ============  ============

1995
- ----

Revenues     $ 154,975     $  45,300    $  47,107     $ 147,237      $  65,497
Expenses       102,207        21,178       56,765       158,334         58,105
          ------------  ------------  ------------  ------------  ------------
Net Income   $  52,768     $  24,122     $ (9,658)     $(11,097)      $  7,392
          ============  ============  ============  ============  ============

Operating results for NorthCreek Office Park, Northeast Commerce Center and Countryside Executive Center vary significantly when comparing the quarter ended results from March 31, 1996 and 1995. To analyze these properties, the Registrant will reflect operating results as if the properties were 100% owned by the Registrant at March 31, 1996 and 1995.

NorthCreek Office Park revenues for the quarters ended March 31, 1996 and 1995 are $328,963 and $344,390, respectively. The decrease in revenues relates to expense pass-throughs. As tenants renew their leases, they receive a new base year for operating expense pass-throughs. Their new base year causes a reduction in the amount of expenses than can be passed-through to the tenant. Operating expenses for the quarter ended March 31, 1996 and 1995 are $295,396 and $227,125, respectively. The increase in expense relates to an increase in interest expense offset by a decrease in depreciation expense. Interest expense increased $86,999 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in NorthCreek Office Park (55%). The decrease in depreciation expense also relates to the purchase. Prior to the sale, the assets purchased were depreciated over a term of 30 years. Upon the purchase, the assets were revalued based on the purchase price and are depreciated over a life of 39-1/2 years.

At Tower Industrial Building the operating results for the quarter ended March 31, 1996 and 1995 remained relatively stable.

For the quarters ended March 31, 1996 and 1995, revenues at Northeast Commerce Center were $109,192 and $104,682, respectively. The increase in revenues is due to an increase in occupancy during the first quarter of 1996. The properties' expenses for the quarter ended March 31, 1996 and 1995 are $168,700 and $126,145. The increase in expenses relate to an increase in interest expense offset by a decrease in depreciation expense. Interest expense increased $44,018 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in Northeast Commerce Center (55%). The decrease in depreciation expense also relates to the purchase. Prior to the sale, the assets purchased were depreciated over a term of 30 years. Upon the purchase, the assets were revalued based on the purchase price and are depreciated over a life of 39-1/2 years.

At Countryside Executive Center revenues for the quarter ended March 31, 1996 and 1995 are $223,021 and $294,474, respectively, The decrease in revenues of $71,453 relates to occupancy. The average occupancy for the quarter ended March 31, 1995 was 83% while for the quarter ended March 31, 1996 average occupancy is 71%. Operating expenses for the quarter ended March 31, 1996 and 1995 are $249,770 and $316,668, respectively. The decrease in operating expenses is caused by a decrease in depreciation expense offset by an increase in interest expense. The decrease in depreciation expense of $76,737 can be attributed to the reclassification of the property to property held for sale. With the reclassification of the property effective December 31, 1995, under generally accepted accounting principles, the asset can no longer be depreciated. Interest expense increased $27,093 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in Countryside Executive Center (50%).

At Leawood Fountain Plaza net income decreased $4,878 due primarily to an increase in operating expenses. Revenues for the quarters ended March 31, 1996 and 1995 remained relatively stable. The operating expense increase can be attributed to increases in bad debt expense ($973), insurance ($735), repairs and maintenance ($1,322), snow removal ($1,074) and real estate taxes ($683).

The changes in occupancy levels at the Registrant properties were mixed during the first quarter of 1996. An analysis of each properties' particular change in occupancy will be further analyzed later in this document. The occupancy levels at March 31 are as follows:

                                                  Occupancy Levels at March 31,
                                                -------------------------------
PROPERTY                                           1996       1995       1994
                                                ---------  ---------  ---------
NorthCreek Office Park                                96%        97%        89%
Tower Industrial Building                            100%       100%       100%
Northeast Commerce Center                             61%        56%        80%
Countryside Executive Center                          70%        83%        82%
Leawood Fountain Plaza (24%)                          91%        92%        92%

Leasing activity during the first quarter of 1996 at NorthCreek Office Park resulted in the renewal of one tenant totaling 1,330 square feet and the vacating of one tenant who occupied 2,300 square feet. The Registrant signed two new leases totaling 2,199 square feet. The tenant who vacated 2,300 square feet downsized into 1,179 square feet within the office park. The office park has one major tenant, with two leases that comprise 36% of the available space. These two leases expire in December 1998 and December 2003.

Tower Industrial Building is leased to a single tenant whose lease expires on April 30, 2000.

At Northeast Commerce Center, the major tenant signed a lease extension effective January 1, 1997 for a period of two years. In addition to the lease extension, the Registrant renewed a 6,000 square foot user who also expanded into an additional 5,000. Both the renewal and the expansion space lease become effective March 1, 1996. As previously stated in the year end annual report form 10-K, the Registrant is currently negotiating two new leases for approximately 18,900 square feet for terms of five years. The property has one major tenant that occupies 50% of the available space. Their lease expires December 1998.

At Countryside Executive Center, the Registrant renewed one lease totaling 712 square feet and one tenant vacated 2,511 square feet. The property has no major tenants who occupy more that 10% of the available space.

During the first quarter of 1996 leasing activity at Leawood Fountain Plaza netted a decrease in occupancy of 1%. The Registrant executed two new leases totaling 1,764 square feet and renewed two leases totaling 1,903 square feet. Two tenants vacated their suites totaling 3,109 square feet. The property has one major tenant that leases approximately 10% of the available space and their lease expires in July 1999.


Results of Consolidated Operations 1996
- ---------------------------------------

For the quarter ended March 31, 1996 consolidated revenues are $764,526 compared to $459,629 for the quarter ended March 31, 1995. The significant increase in consolidated revenues is a direct result of the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). When comparing operating results for the quarter ended March 31, 1996 to 1995 as if the purchase of the additional undivided interest in the properties occurred December 31, 1994, consolidated revenues are $764,526 and $868,161, respectively. The decrease in revenues when comparing similar ownership percentages can be attributed to Countryside Executive Center and NorthCreek Office Park. The decrease in revenues of approximately $71,500 at Countryside Executive Center relates to occupancy. The average occupancy for the quarter ended March 31, 1995 was 83% while for the quarter ended March 31, 1996 average occupancy is 71%. Revenues decreased approximately $15,500 at NorthCreek Office Park primarily due to decreases in expense pass-through income. As tenants renew their leases they receive a new base year for operating expense pass-throughs. Their new base year causes a reduction in the amount of expenses that can be passed-through to the tenant.

As of March 31, 1996 and 1995 consolidated expenses for the quarter ended are $868,242 and $414,797. The significant increase in consolidated expenses is a direct result of the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). When comparing operating results for the quarter ended March 31, 1996 to 1995 as if the purchase of the additional undivided interest in the properties occurred December 31, 1994, consolidated expenses are $868,242 and $773,018, respectively. The increase in expenses when comparing similar ownership percentages can be attributed to an increase in interest expense and other operating expenses offset by a decrease in depreciation expense.
Interest expense increased $158,110 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). The increase in other operating expenses of $32,712 is attributable to professional services ($22,393), snow removal ($10,045) and insurance ($7,743) offset by a decrease in vacancy expense ($8,739). The decrease in depreciation expense of $79,527 can be attributed to Countryside Executive Center and the reclassification of the property to property held for sale. With the reclassification of the property effective December 31, 1995, under generally accepted accounting principles, the asset can no longer be depreciated.


Results of Consolidated Operations 1995
- ---------------------------------------

For the quarter ended March 31, 1995 and 1994 consolidated revenues were $459,629 and 433,890, respectively. The $25,739 increase in consolidated revenues is due to the receipt of a termination fee from a tenant at Countryside Executive Center along with an increase in rental revenues at NorthCreek Office Park. The rental income increase at NorthCreek Office Park is attributable to an increase in occupancy. The increases at Countryside Executive Center and NorthCreek Office Park were offset by a decrease in revenues at Northeast Commerce Center. The decrease in revenues at Northeast Commerce Center can also be attributed to occupancy, however, at Northeast Commerce Center occupancy decreased.

Consolidated expenses for the quarters ended March 31, 1995 and 1994 were $414,797 and 399,080, respectively. The increase in consolidated expenses relates to increases in depreciation and amortization, other operating expenses offset by a decrease in real estate taxes. The increase in depreciation and amortization is a result of additional capital expenditures at Countryside Executive Center and additional leasing capital expenditures (tenant alterations and lease commissions) at Leawood Fountain Plaza, Countryside Executive Center and NorthCreek Office Park. The increase in other operating expenses is primarily due to increases in repairs and maintenance and vacancy expenses at Northeast Commerce Center and Countryside Executive Center. Real estate taxes decreased due to a lower assessment at Northeast Commerce Center and small real estate tax refunds received by the Registrant relating to Countryside Executive Center during the first quarter of 1995.

                           PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

    (a)  Exhibits

         See Exhibit Index on Page 12.

    (b)  Reports on Form 8-K

         On March 8, 1996, the Registrant filed a report on Form 8-K/A, which reported an Item 2, Acquisition of Assets.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NOONEY INCOME FUND LTD. II, L.P.

Date: 5/16/96                             By: /s/ Gregory J. Nooney, Jr.
                                              ---------------------------------
                                              Gregory J. Nooney, Jr.
                                              General Partner

                                          Nooney Income Investments Two, Inc.

                                          By: /s/ Gregory J. Nooney, Jr.
                                              ---------------------------------
                                              Gregory J. Nooney, Jr.
                                              Chairman of the Board and
                                              Chief Executive Officer

                                          By: /s/ Patricia A. Nooney
                                              ---------------------------------
                                              Patricia A. Nooney - Director
                                              Senior Vice President
                                              and Secretary

                                          BEING A MAJORITY OF THE DIRECTORS

                                  EXHIBIT INDEX

Exhibit Number   Description
- --------------   --------------------------------------------------------------

3 Amended and Restated Agreement and Certificate of Limited Partnership dated February 3, 1986, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1986, as filed pursuant to Rule 13a-1 of the Securities Exchange Act of 1934 (File
                 No. 0-14360).

27 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)