Form 10-Q
period 1996-06-30
NOONEY INCOME FUND LTD II L P
filed 1996-08-14
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number 0-14360

                        NOONEY INCOME FUND LTD. II, L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    Missouri
- --------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   43-1357693
- --------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                       63105
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (314) 863-7700


- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________.

                               Page 1 of 13 Pages

PART I
ITEM 1 - FINANCIAL STATEMENTS:

                                                  NOONEY INCOME FUND LTD. II, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                                           BALANCE SHEETS
                                                                                                     June 30,          December 31,
                                                                                                       1996                1995
                                                                                                   (Unaudited)
                                                                                                 ---------------     ---------------

ASSETS:
             Cash ..........................................................................     $     1,383,543     $     1,092,159
             Accounts receivable ...........................................................             200,718             320,515
             Investment property, at cost:
               Land (and improvements) .....................................................           2,618,857           2,618,857
               Buildings and improvements ..................................................          13,452,340          13,341,502
                                                                                                 ---------------     ---------------
                                                                                                      16,071,197          15,960,359
               Less accumulated depreciation ...............................................           3,521,194           3,225,159
                                                                                                 ---------------     ---------------
                                                                                                      12,550,003          12,735,200
             Investment property held for sale .............................................           2,460,000           2,431,537
                                                                                                 ---------------     ---------------
               Total investment property ...................................................          15,010,003          15,166,737

             Deferred expenses - At amortized cost .........................................             152,083             224,155
                                                                                                 ---------------     ---------------

                                                                                                 $    16,746,347     $    16,803,566
                                                                                                 ===============     ===============
LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
             Accounts payable and accrued expenses .........................................     $       286,795     $       251,779
             Accrued real estate taxes .....................................................             557,210             606,111
             Refundable tenant deposits ....................................................             125,434             112,034
             Mortgage notes payable ........................................................           7,190,000           7,190,000
                                                                                                 ---------------     ---------------
             Total Liabilities .............................................................           8,159,439           8,159,924

Partners' Equity ...........................................................................           8,586,908           8,643,642
                                                                                                 ---------------     ---------------

                                                                                                 $    16,746,347     $    16,803,566
                                                                                                 ===============     ===============

SEE NOTES TO FINANCIAL STATEMENTS

                                                  NOONEY INCOME FUND LTD. II, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                                             (UNAUDITED)
                                                                  Three Months Ended           Six Months Ended
                                                             ---------------------------  ---------------------------
                                                               June 30,       June 30,      June 30,       June 30,
                                                                 1996           1995          1996           1995
                                                             ------------   ------------  ------------   ------------
REVENUES:
             Rental and other income ......................  $    876,834  $    433,570   $  1,650,927   $    883,701
             Interest .....................................         1,382         7,588          6,425         17,086
                                                             ------------   ------------   ------------   ------------
                                                                  878,216       441,158      1,657,352        900,787

EXPENSES:
             Interest Expense .............................       153,918       312,029
             Depreciation and amortization ................       152,470       105,145        316,642        217,933
             Real estate taxes ............................       167,490        69,746        337,377        158,994
             Property management fees paid to
              Nooney Krombach Company .....................        60,161        26,720        106,514         54,309
             Reimbursement to Nooney Krombach
              Company for partnership management
              services and indirect expenses ..............         6,250         6,250         12,500         12,500

             Other operating expenses .....................       299,587       184,551        629,024        363,473
                                                             ------------   ------------   ------------   ------------

                                                                  839,876       392,412     1,714,0876        807,209
                                                             ------------   ------------   ------------   ------------

NET INCOME (LOSS) .........................................  $     38,340   $    48,746    $   (56,734)   $    93,578
                                                             ============   ============   ============   ============

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT .........................................  $       1.97   $      2,51    $     (2.92)   $      4.37
                                                             ============   ============   ============   ============

PARTNERS' EQUITY:
             Beginning of Period ..........................  $  8,548,568  $  8,733,918    $ 8,643,642    $ 8,689,086
             Net Income ...................................        38,340        48,746        (56,734)        93,578
             Cash Distribution to Partners ................             0      (127,477)             0       (127,477)
                                                             ------------  ------------    ------------   ------------
             End of Period ................................  $  8,586,908  $  8,655,187    $ 8,586,908    $ 8,655,187
                                                             ============  ============    ============   ============

SEE NOTES TO FINANCIAL STATEMENTS

                                                  NOONEY INCOME FUND LTD. II, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                                               Three Months Ended             Six Months Ended
                                                                           --------------------------    --------------------------
                                                                             June 30,       June 30,       June 30,        June 30,
                                                                               1996           1995           1996           1995
                                                                           -----------    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Income (Loss) .........................................   $    38,340    $    48,746    $   (56,734)   $    93,578
             Adjustments to reconcile net income
               to net cash provided by operating
               activities:
               Depreciation and amortization ...........................       152,470        105,145        316,642        217,933
             Real estate tax deposits received .........................             0                       337,685
               Changes in assets and liabilities:
                 (Increase) Decrease in accounts
                   receivable ..........................................        (1,361)       (51,534)       119,797        (32,558)
                 Increase in prepaid expenses and deposits .............        (1,792)       (30,868)      (127,056)       (92,508)
                  Increase in deferred assets ..........................       (28,755)          (987)       (28,755)       (27,567)
                   Increase (Decrease) in accounts payable and
                    accrued expenses ...................................       265,927         44,896        (13,885)       (11,482)
                 Increase (Decrease) in refundable tenant
                    deposits ...........................................         7,535         (1,005)        13,400         (1,299)
                                                                           -----------    -----------    -----------    -----------

                   Total Adjustments ...................................       394,024         65,647        617,828         52,519
                                                                           -----------    -----------    -----------    -----------
                   Net cash from operating activities ..................       432,364        114,393        561,094        146,097
                                                                           -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to investment property ..........................      (233,046)       (44,903)      (269,710)       (51,887)
                                                                           -----------    -----------    -----------    -----------
                Net cash used in investing
                      activities .......................................      (233,046)       (44,903)      (269,710)       (51,887)
                                                                           -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions to partners ............................             0       (127,477)             0       (127,477)
                                                                           -----------    -----------    -----------    -----------
                Net cash used in financing activities ..................             0       (127,477)             0       (127,477)
                                                                           -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH ........................................       199,318        (57,987)       291,384        (33,267)

CASH, beginning of period ..............................................     1,184,225      1,142,753      1,092,159      1,118,033
                                                                           -----------    -----------    -----------    -----------

CASH, end of period ....................................................   $ 1,383,543    $ 1,084,766    $ 1,383,543    $ 1,084,766
                                                                           ===========    ===========    ===========    ===========

CASH PAID FOR INTEREST .................................................   $   153,918    $         0    $   312,029    $         0
                                                                           ===========    ===========    ===========    ===========


SEE NOTES TO FINANCIAL STATEMENTS

                         NOONEY INCOME FUND LTD.II, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1996 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three and six months ended June 30, 1996 and 1995 was computed based on 19,221 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of June 30, 1996 is $1,383,543 an increase of $291,384 when compared to year end December 31, 1995. The increase in cash can be attributed to the Registrant receiving the balances in certain cash reserve accounts at the time of the purchase of the undivided interest in NorthCreek Office Park, Countryside Executive Center and Northeast Commerce Center. Based on the current cash balances and the properties ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 1996. The anticipated capital expenditures by property are as follows:

                                                Other      Leasing
                                               Capital     Capital       Total
                                              --------     --------     --------

NorthCreek Office Park ..................     $ 42,500     $ 13,200     $ 55,700
Tower Industrial Building ...............     $      0     $      0     $      0
Northeast Commerce Center ...............     $      0     $ 16,000     $ 16,000
Countryside Executive Center ............     $ 45,800     $ 50,300     $ 96,100
Leawood Fountain Plaza (24%) ............     $ 14,100     $ 23,700     $ 37,800
                                              --------     --------     --------
                                              $102,400     $103,200     $205,600
                                              ========     ========     ========

During the remainder of 1996, approximately $205,600 of capital expenditures are expected. Leasing capital at the four properties includes funds for tenant alterations and lease commissions for new and renewal leases. Other capital expenditures at NorthCreek Office Park includes roof repairs along with some ADA compliance work. The Registrant has forecasted for Countryside Executive Center parking lot repairs and resurfacing. Other capital expenditures at Leawood Fountain Plaza include expenditures to the property to meet ADA requirements, repair of minor structural problems, painting the building exteriors, wood and stucco and repair of some of the property's sidewalks and curbing.

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


Results of Operations by Property

The results of operations for the Registrant's properties for the quarters ended June 30, 1996 and 1995 are detailed in the schedule below. The operating results for NorthCreek Office Park, Northeast Commerce Center and Countryside Executive Center are reflective of 100% ownership for the quarter ended June 30, 1996 while the operating results for the quarter ended June 30, 1995 reflect the following ownership: NorthCreek Office Park (45%), Northeast Commerce Center (45%), Countryside Executive Center (50%). The ownership percentages for Tower Industrial Building and Leawood Fountain Plaza remained constant for both periods. Revenues and expenses of the Registrant are excluded.

                                     Tower    Northeast  Countryside  Leawood
                       NorthCreek Industrial  Commerce   Executive   Fountain
                      Office Park  Building    Center      Center   Plaza (24%)
                      ----------- ---------- ---------- ---------- -------------

1996
- ---------------------
Revenues ............  $ 330,620  $  47,007  $ 124,961   $ 305,661   $  69,720
Expenses ............    291,868     25,169    157,772     282,303      69,442
                       ---------  ---------  ---------   ---------   ---------
Net Income (Loss) ...  $  38,752  $  21,838  $ (32,811)  $  23,358   $     278
                       =========  =========  =========   =========   =========

1995
- ---------------------

Revenues ............  $ 146,000  $  45,732  $  47,865   $ 137,423   $  64,939
Expenses ............     99,568     22,931     53,925     149,702      70,794
                       ---------  ---------  ---------   ---------   ---------
Net Income (Loss) ...  $  46,432  $  22,801  $  (6,060)  $ (12,279)  $  (5,855)
                       =========  =========  =========   =========   =========

Operating results for NorthCreek Office Park, Northeast Commerce Center and Countryside Executive vary significantly when comparing the quarter ended results from June 30, 1996 to 1995. To analyze these three properties, the Registrant will reflect operating results as if the properties were 100% owned by the Registrant at June 30, 1996 and 1995.

NorthCreek Office Park revenues for the quarter ended June 30, 1996 and 1995 are $330,620 and $324,445, respectively. The increase in revenues relates to rental income. As tenants renew their leases the Registrant has been able to increase their rental rates over the past year. Operating expenses for the quarter ended June 30, 1996 and 1995 are $291,868 and $221,263, respectively. The increase in expenses relates to an increase in interest expense and repairs and maintenance offset by a decrease in depreciation expense. Interest expense increased $84,655 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in NorthCreek Office Park (55%). Repair and maintenance expenses increased $5,358 due to miscellaneous repairs needed to various tenants HVAC units. The decrease in depreciation expense can also be attributed to the purchase. Prior to the sale, the assets purchased were depreciated over a term of 30 years. Upon the purchase, the assets were revalued based on the purchase price and depreciated over 39 1/2 years.

At Tower Industrial Building the operating results for the quarter ended June 30, 1996 and 1995 remained relatively stable.

For the quarter ended June 30, 1996 and 1995 revenues at Northeast Commerce Center were $124,961 and $106,367, respectively. The increase in revenues can be attributed to an increase in rental income resulting from an increase in occupancy during the second quarter of 1996. The properties expenses for the quarter ended June 30, 1996 and 1995 are $157,772 and $119,834. The increase in expenses relate to an increase in interest expense, amortization expense and repairs and maintenance offset by a decrease in depreciation expense. Interest expense increased $43,097 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in Northeast Commerce Center (55%). Amortization expenses increased due to increased capital expenditures for tenant finish and commissions over the past year. Repairs and maintenance expense increased $7,396 due to general maintenance to the property. The decrease in depreciation expense also relates to the purchase. Prior to the sale, the assets purchased were depreciated over a term of 30 years. Upon the purchase, the assets were revalued based on the purchase price and are depreciated over 39 1/2 years.

At Countryside Executive Center revenues for the quarter ended June 30, 1996 and 1995 are $305,661 and $274,847, respectively. The increase in revenues of $30,814 can be attributed to the receipt of a real estate tax refund offset by a decrease in rental income. The decrease in rental income can be attributed to the occupancy of the property. Operating expenses for the quarter ended June 30, 1996 and 1995 are $282,303 and $299,405, respectively. The decrease in operating expenses is caused by a decrease in depreciation expense offset by an increase in interest expense, vacancy expense and adverting expenses. The decrease in depreciation expense of $76,903 can be attributed to the reclassification of the property to property held for sale. With the reclassification of the property effective January 1, 1996, under generally accepted accounting principals, the asset can no longer be depreciated. Interest expense increased $26,166 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in Countryside Executive Center (50%). Vacancy expenses and advertising expenses can be attributed to the increased leasing activity the property has undertaken over the past two quarters in an effort to lease-up the vacant space.

At Leawood Fountain Plaza revenues for the quarter ended June 30, 1996 increased $4,781 when compared to the same period ended June 30, 1995. The increase in revenues can be attributed to an overall increase in average occupancy for the quarter along with an increase in rental rates obtained by the Registrant on lease renewals and new leases. Expenses for the quarter ended June 30, 1996 and 1995 remained relatively stable.

The changes in occupancy levels at the Registrant properties were mixed during the second quarter of 1996. An analysis of each properties' particular change in occupancy will be further analyzed later in this document. The occupancy levels at June 30 are as follows:

                                                    Occupancy Levels at June 30,
PROPERTY                                             1996      1995      1994
- --------------------------------------------------  -------   -------   -------

NorthCreek Office Park ...........................       99%       93%       91%
Tower Industrial Building ........................      100%      100%      100%
Northeast Commerce Center ........................       87%       56%       95%
Countryside Executive Center .....................       72%       81%       89%
Leawood Fountain Plaza (24%) .....................       93%       93%       91%

Leasing activity during the second quarter of 1996 at NorthCreek Office Park resulted in the renewal of one tenant totaling 2,440 square feet and the vacating of one tenant who occupied 869 square feet. The Registrant signed two new leases totaling 3,100 square feet.The office park has one major tenant, with two leases that comprise 36% of the available space. These two leases expire in December 1998 and December 2003, respectively.

Tower Industrial Building is leased to a single tenant whose lease expires on April 30, 2000.

At Northeast Commerce Center, the Registrant signed three new leases totaling 26,460 square feet. Two of the three leases are for five year periods while the third lease has a three year term.The property has one major tenant that occupies 50% of the available space. Their lease expires December 1998.

At Countryside Executive Center, the Registrant renewed three leases totaling 1,701 square feet and two tenants vacated 1,566 square feet. Three new leases were signed with a total combined square feet of 3,355. The property has no major tenants who occupy more that 10% of the available space.

During the second quarter of 1996 leasing activity at Leawood Fountain Plaza netted an increase in occupancy of 2%. The Registrant executed two new leases totaling 1,537 square feet and renewed two leases totaling 2,926 square feet. The property has one major tenant that lease approximately 10% of the available space and their lease expires in July 1999.


Results of Consolidated Operations 1996

For the quarter ended June 30, 1996 consolidated revenues are $878,216 compared to $441,158 for the quarter ended June 30, 1995. For the six month period ended June 30, 1996 and 1995 consolidated revenues are $1,657,352 and $900,787, respectively. The significant increase in consolidated revenues is a direct result of the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). When comparing operating results for the quarter ended June 30, 1996 to 1995 as if the purchase of the additional undivided interest in the properties occurred December 31, 1994, consolidated revenues are $878,216 and $816,164, respectively. For the six month periods ended June 30, 1996 and 1995 consolidated revenues are $1,657,352 and $1,683,269, respectively.The increase in revenues when comparing similar ownership percentages for the quarter ended June 30, 1996 to 1995 can be attributed to Countryside Executive Center and a real estate tax refund received during the second quarter. The decrease in revenues for the six month period ended June 30, 1996 to 1995 of $25,917 relates to Countryside Executive Center occupancy level. The average occupancy for the six month period ended June 30, 1995 was 82% while for the six month period ended June 30, 1996 average occupancy is 72%. The decrease in rental income at Countryside Executive Center was offset by a receipt of the real estate tax refund. The operations of Northeast Commerce Center positively contributed to the offset of lost rental income at Countryside Executive Center. Revenues increased at Northeast Commerce Center due to an increase in average occupancy. Average occupancy for the six month period ended June 30, 1995 was 56% while for the six month period ended June 30, 1996 average occupancy is 70%.

As of June 30, 1996 and 1995 consolidated expenses for the quarter ended are $839,875 and $392,412. For the six month period ended June 30, 1996 and 1995 consolidated expenses are $1,714,087 and $807,209, respectively. The significant increase in consolidated expenses is a direct result of the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). When comparing operating results for the quarter ended June 30, 1996 to 1995 as if the purchase of the additional undivided interest in the properties occurred December 31, 1994, consolidated expenses are $839,875 and $744,747, respectively. For the six month period ended June 30, 1996 and 1995 consolidated expenses are $1,714,087 and $1,518,507, respectively. The increase in expenses for the quarter ended and six month period ended June 30, 1996 when compared to June 30, 1995 based on similar ownership percentages can be attributed to an increase in interest expense and professional fees offset by a decrease in depreciation expense. Interest expense increased $153,918 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). The increase in professional fees relates to the costs associated with the Consent Proxy. The decrease in depreciation expense can be attributed to Countryside Executive Center and the reclassification of the property to property held for sale. With the reclassification of the property effective January 1, 1996, under generally accepted accounting principals, the asset can no longer be depreciated.


Results of Consolidated Operations 1995

As of June 30, 1995, the Registrant consolidated revenues are $441,158 for the quarter ended and $900,787 for the six month period ended. For the quarter ended revenues decreased approximately 4.31% while for the six month period ended revenues remained relatively stable increasing less than 1% when compared to the same period ended June 30, 1994.

For the quarter ended June 30, 1995 rental revenues decreased approximately 4.85% or $22,060. The decrease in rental revenues relates to the loss of a major tenant at Northeast Commerce Center effective September 30, 1994. Offsetting the approximately $50,000 in lost quarterly revenues generated from this tenant were increases in rental revenues at Leawood Fountain Plaza and NorthCreek Office Park. However, for the six month period ended June 30, 1995 rental revenues remained relatively stable. This occurrence is attributable to the receipt of a termination fee received in the first quarter of 1995 from a tenant at Countryside Executive Center. The termination fee offset the rental revenues lost due to the tenant that vacated Northeast Commerce Center. Interest income significantly increased when compared to the same six month period ended June 30, 1994. The increase is attributable to higher cash balances in the Registrant's short term investment vehicles.

As of June 30, 1995, the Registrant's consolidated expenses for the quarter ended and six month period ended are $392,412 and $807,209, respectively. For the same periods ended June 30, 1994 consolidated expenses were $385,034 and $784,114, respectively. The expenses increased approximately 1.92% and 2.95% for the quarter ended and six month period ended June 30, 1995, respectively, when compared with the quarter ended and six month period ended June 30, 1994.

The increase in consolidated expenses relates to increases in other operating expenses offset by decreases in real estate taxes and depreciation and amortization. For the quarter ended and six month period ended June 30, 1995, the other operating expenses are $184,551 and $363,473, respectively, compared to $147,048 and $306,175 for the quarter ended and six month period ended June 30, 1994. The increases of $37,503 and $57,298 for the quarter ended and six month period ended relates primarily to increased professional fees pertaining to the consent proxy. In addition, at Leawood Fountain Plaza and Countryside Executive Center increases in vacancy expenses, parking lot expenses and repairs and maintenance added to the overall increase in other operating expenses. The decrease in real estate taxes is comprised of decreases at both Countryside Executive Center and Northeast Commerce Center. The changes in real estate taxes are attributable to rate and/or property reassessmsents. Real estate taxes at the three other properties remained relatively stable. Depreciation and amortization decreases can be attributed to certain capital expenditures (lease commissions and tenant alterations) at the Registrant's properties becoming fully depreciated and/or amortized, offset by additonal capital expenditures at Tower Industrial, Countryside Executive Center and Leawood Fountain Plaza.

Each quarter, the General Partners assses the properties for impairment. If conclusive evidence of an impairment is found in any particular quarter, further valuation procedures would be performed. Additionally, as a matter of policy, the Registrant has each of its properties appraised on an annual basis by an independent appraisal firm. It is difficult to pinpoint an exact time or event to which impairment of a real estate investment can be attributed. Reductions in value are usually recognized on an annual basis at the time appraisals are completed.


Inflation

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal year 1995, and are not expected to materially affect the Registrant's operations in 1996.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         See Exhibit Index.

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NOONEY INCOME FUND LTD. II, L.P.

Dated: 8/14/96                         By: /s/ Gregory J. Nooney, Jr.
                                           -------------------------------------
                                           Gregory J. Nooney, Jr.
                                           General Partner

                                       Nooney Income Investments Two, Inc.

                                       By: /s/ Gregory J. Nooney, Jr.
                                           -------------------------------------
                                           Gregory J. Nooney, Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer

                                       By: /s/ Patricia A. Nooney
                                           -------------------------------------
                                           Patricia A. Nooney - Director
                                           Senior Vice President and Secretary

                                       BEING A MAJORITY OF THE DIRECTORS

                               INDEX TO EXHIBITS

Exhibit No.  Description
- -----------  -------------------------------------------------------------------

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