Form 10-Q
period 1996-09-30
NOONEY INCOME FUND LTD II L P
filed 1996-11-14
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

                         Commission file number 0-14360

                        NOONEY INCOME FUND LTD. II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    Missouri
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                  43-1357693
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                              63105
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date           .
     ----------

                               Page 1 of 13 Pages

PART I

ITEM 1 - FINANCIAL STATEMENTS:

                                                  NOONEY INCOME FUND LTD. II, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                                           BALANCE SHEETS
                                                                                                            Sept. 30,   December 31,
                                                                                                              1996          1995
                                                                                                           (Unaudited)
                                                                                                           -----------  ------------

ASSETS:
         Cash ..........................................................................................   $ 1,198,239   $ 1,092,159
         Accounts receivable ...........................................................................        96,278       320,515
         Investment property, at cost:
           Land ........................................................................................     2,618,857     2,618,857
           Buildings and improvements ..................................................................    13,387,934    13,341,502
                                                                                                           -----------   -----------
                                                                                                            16,006,791    15,960,359
           Less accumulated depreciation ...............................................................     3,571,449     3,225,159
                                                                                                           -----------   -----------
                                                                                                            12,435,342    12,735,200
         Investment property held for sale .............................................................     2,490,995     2,431,537
         Prepaid and deferred expenses - (at amortized cost) ...........................................       160,182       224,155
                                                                                                           -----------   -----------
                                                                                                           $16,381,036   $16,803,566
                                                                                                           ===========   ===========

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
         Accounts payable and accrued expenses .........................................................   $    53,568   $   251,779
         Accrued real estate taxes .....................................................................       445,578       606,111
         Refundable tenant deposits ....................................................................       130,528       112,034
         Mortgage note payable .........................................................................     7,190,000     7,190,000
                                                                                                           -----------   -----------
                                                                                                             7,819,674     8,159,924
Partners' Equity .......................................................................................     8,561,362     8,643,642
                                                                                                           -----------   -----------
                                                                                                           $16,381,036   $16,803,566
                                                                                                           ===========   ===========

SEE NOTES TO FINANCIAL STATEMENTS

                                                  NOONEY INCOME FUND LTD. II, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                                             (UNAUDITED)
                                                                                 Three Months Ended         Nine Months Ended
                                                                             Sept. 30,      Sept. 30,     Sept. 30,      Sept. 30,
                                                                               1996           1995          1996           1995
                                                                            -----------    -----------   -----------    -----------

REVENUES:
         Rental and other income ........................................   $   879,117    $   432,452   $ 2,530,044    $ 1,316,153
         Interest .......................................................           695          7,329         7,120         24,415
                                                                            -----------    -----------   -----------    -----------
                                                                                879,812        439,781     2,537,164      1,340,568

EXPENSES:
         Interest Expense ...............................................       151,729            -0-       463,758            -0-
         Depreciation and amortization ..................................       169,173        110,479       485,815        328,412
         Real estate taxes ..............................................       108,877         97,795       446,254        256,789
         Property management fees paid to Nooney Krombach Company .......        52,710         26,010       159,224         80,319
         Reimbursement to Nooney Krombach Company for partnership
          management services and indirect expenses .....................        10,000          6,250        22,500         18,750
         Other operating expenses .......................................       412,869        143,945     1,041,893        507,418
                                                                            -----------    -----------   -----------    -----------
                                                                                905,358        384,479     2,619,444      1,191,688
                                                                            -----------    -----------   -----------    -----------
NET (LOSS) INCOME .......................................................   $   (25,546)   $    55,302   $   (82,280)   $   148,880
                                                                            ===========    ===========   ===========    ===========
NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT ..........................   $     (1.32)   $      2.45   $     (4.25)   $      6.50
                                                                            ===========    ===========   ===========    ===========

PARTNERS' EQUITY:
         Beginning of Period ............................................   $ 8,586,908    $ 8,655,187   $ 8,643,642    $ 8,689,086
         Net (Loss) Income ..............................................       (25,546)        55,302       (82,280)       148,880
         Cash Distribution to Partners ..................................           -0-            -0-           -0-       (127,477)
                                                                            -----------    -----------   -----------    -----------
End of Period ...........................................................   $ 8,561,362    $ 8,710,489   $ 8,561,362    $ 8,710,489
                                                                            ===========    ===========   ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS

                                                  NOONEY INCOME FUND LTD. II, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                                                     Three Months Ended        Nine Months Ended
                                                                                   Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                                                     1996         1995         1996         1995
                                                                                   ---------    ---------    ---------    ---------

CASH FLOWS FROM BY OPERATING ACTIVITIES:
         Net (Loss) Income .....................................................   $ (25,546)   $  55,302    $ (82,280)   $ 148,880
         Adjustments to reconcile net (loss) income to net cash (used in)
           provided by operating activities:
           Depreciation and amortization .......................................     169,173      110,479      485,815      328,412
           Writedown of investment property ....................................         -0-          -0-      337,685          -0-

         Changes in assets and liabilities:
             Decrease (Increase) in accounts receivable ........................     104,440       23,586      224,237       (8,972)
             Increase in prepaid and deferred expenses .........................     (24,532)     (24,166)    (180,345)    (144,241)
             Increase (Decrease) in accounts payable and accrued expenses ......    (233,229)       3,949     (198,211)      16,415
             (Decrease) Increase in accrued real estate taxes ..................    (111,632)      59,295     (160,533)      35,347
             Increase (Decrease) in refundable tenant deposits .................       5,094       (4,083)      18,494       (5,382)
                                                                                   ---------    ---------    ---------    ---------
               Total Adjustments ...............................................     (90,686)     169,060      527,142      221,579
                                                                                   ---------    ---------    ---------    ---------
               Net cash (used in) provided by operating activities .............    (116,232)     224,362      444,862      370,459
                                                                                   ---------    ---------    ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
         Net additions to investment property ..................................     (69,072)     (31,422)    (338,782)     (83,309)
                                                                                   ---------    ---------    ---------    ---------
                Net cash used in investing activities ..........................     (69,072)     (31,422)    (338,782)     (83,309)

CASH FLOWS USED IN FINANCING ACTIVITIES:
         Cash distributions to partners ........................................         -0-          -0-          -0-     (127,477)
                                                                                   ---------    ---------    ---------    ---------
            Net cash used in financing activities ..............................         -0-          -0-          -0-     (127,477)
                                                                                   ---------    ---------    ---------    ----------
NET (DECREASE) INCREASE IN CASH ................................................    (185,304)     192,940      106,080      159,673
CASH, beginning of period ......................................................   1,383,543    1,084,766    1,092,159    1,118,033
                                                                                   ---------    ---------    ---------   ----------
CASH, end of period ............................................................ $ 1,198,239  $ 1,277,706  $ 1,198,239  $ 1,277,706
                                                                                 ===========  ===========  ===========  ===========
CASH, paid for interest ........................................................ $   151,729  $       -0-  $   463,758  $       -0-
                                                                                 ===========  ===========  ===========  ===========

SEE NOTES TO FINANCIAL STATEMENTS

                         NOONEY INCOME FUND LTD.II, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1996 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three months ended September 30, 1996 and 1995 was computed based on 19,221 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of September 30, 1996 is $1,198,239 which represents an increase of $106,080 when compared to year end December 31, 1995. The increase in cash can be attributed to the Registrant receiving the balances in certain cash reserve accounts at the time of the purchase of the undivided interest in NorthCreek Office Park, Countryside Executive Center and Northeast Commerce Center. Based on the current cash balances and the properties ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 1996. The anticipated capital expenditures by property are as follows:

                                              Other       Leasing
                                             Capital      Capital        Total
                                           ----------   ----------   ----------

NorthCreek Office Park .............       $      -0-   $    2,700   $    2,700
Tower Industrial Building ..........              -0-          -0-          -0-
Northeast Commerce Center ..........              -0-          -0-          -0-
Countryside Executive Center .......              -0-        4,500        4,500
Leawood Fountain Plaza (24%) .......            9,100       11,500       20,600
                                           ----------   ----------   ----------
                                           $    9,100   $   18,700   $   27,800
                                           ==========   ==========   ==========

During the remainder of 1996, approximately $27,800 of capital expenditures are expected. Leasing capital at the three properties includes funds for tenant alterations and lease commissions for new and renewal leases. Other capital expenditures at Leawood Fountain Plaza include expenditures to the property to meet ADA requirements, repair of minor structural problems, painting the building exteriors and repair of the properties sidewalks and curbing.

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

Results of Operations by Property

The results of operations for the Registrant's properties for the quarters ended September 30, 1996 and 1995 are detailed in the schedule below. The operating results for NorthCreek Office Park, Northeast Commerce Center and Countryside Executive Center are reflective of 100% ownership for the quarter ended September 30, 1996 while the operating results for the quarter ended September 30, 1995 reflect the following ownership: NorthCreek Office Park (45%), Northeast Commerce Center (45%), Countryside Executive Center (50%). The ownership percentages for Tower Industrial Building and Leawood Fountain Plaza remained constant for both periods. Revenues and expenses of the Registrant are excluded.

                                       Tower        Northeast     Countryside       Leawood
                     NorthCreek     Industrial      Commerce       Executive        Fountain
                     Office Park     Building        Center          Center        Plaza (24%)
                    ------------   ------------   ------------    ------------    ------------
1996
-----------------

Revenues ........   $    350,526   $     49,215   $    162,109    $    251,939    $     64,698
Expenses ........        297,160         25,430        188,389         306,025          67,870
                    ------------   ------------   ------------    ------------    ------------
Net Income (Loss)   $     53,366   $     23,785   $    (26,280)   $    (54,086)   $     (3,172)
                    ============   ============   ============    ============    ============

1995
-----------------

Revenues ........   $    141,955   $     52,114   $     47,799    $    130,890    $     64,160
Expenses ........        101,564         29,272         55,050         153,145          63,137
                    ------------   ------------   ------------    ------------    ------------
Net Income (Loss)   $     40,391   $     22,842   $     (7,251)   $    (22,255)   $      1,023
                    ============   ============   ============    ============    ============


At Leawood Fountain Plaza and Tower Industrial the quarter ending results from September 30, 1996 when compared to 1995 remained relatively stable.

Operating results for NorthCreek Office Park, Northeast Commerce Center and Countryside Executive Center varied significantly when comparing the quarter ended results from September 30, 1996 to 1995. To analyze these three properties, the Registrant will reflect operating results as if the properties were 100% owned by the Registrant at September 30, 1996 and 1995.

NorthCreek Office Park revenues for the quarter ended September 30, 1996 and 1995 are $350,526 and $315,760, respectively. The increase in revenues relates to rental income and expense recovery income. The increase in rental revenues can be attributed to the Registrant's ability to increase the tenants rental rates through lease renewals and the move-in of new tenants. The increase in expense recovery income relates to increases in expenses from 1994 to 1995. As recoverable expenses increase from year to year, the Registrant has the ability to pass through these increases to the property's tenants. Operating expenses for the quarter ended September 30, 1996 and 1995 are $297,160 and $225,699, respectively. The increase in expenses relates to an increase in interest expense and parking lot repairs and maintenance offset by a decrease in depreciation expense. Interest expense increased $83,451 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in NorthCreek Office Park (55%). The increase in parking lot expenditures can be attributed to the repairing and sealing of the parking lot. The decrease in depreciation expense can also be attributed to the purchase. Prior to the sale, the assets purchased were depreciated over a term of 30 years. Upon the purchase, the assets were revalued based on the purchase price and depreciated over 39 1/2 years.

For the quarter ended September 30, 1996 and 1995 revenues at Northeast Commerce Center were $162,109 and $106,220, respectively. The increase in revenues can be attributed to an increase in rental income resulting from an increase in occupancy throughout 1996. In addition, expense recovery income increased due to increases in expenses from 1994 to 1995. As recoverable expenses increase from year to year the Registrant has the ability to pass through these increases to the property's tenants. The property's expenses for the quarter ended September 30, 1996 and 1995 are $188,389 and $122,334. The increase in expenses relate to an increase in interest and amortization expense offset by a decrease in depreciation expense. Interest expense increased $42,484 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in Northeast Commerce Center (55%). Amortization expenses increased due to increased capital expenditures for alterations and commissions over the past year. The decrease in depreciation expense also relates to the purchase. Prior to the sale, the assets purchased were depreciated over a term of 30 years. Upon the purchase, the assets were revalued based on the purchase price and are depreciated over 39 1/2 years.

At Countryside Executive Center revenues for the quarter ended September 30, 1996 and 1995 are $251,939 and $261,779, respectively. The decrease in revenues of $9,840 can be attributed to the receipt of cross easement income in the third quarter of 1995 offset by an increase in rental income for the quarter ended September 30, 1996. The increase in rental income can be attributed to an increase in average occupancy during the third quarter of 1996 when compared to the same quarter ended September 30, 1995. Operating expenses for the quarter ended September 30, 1996 and 1995 are $306,025 and $306,290, respectively. The overall operating expenses remained relatively stable, however, individual expenses varied significantly. Depreciation expense decreased $77,242 due to the reclassification of the property to property held for sale. With the reclassification of the property effective January 1, 1996, under generally accepted accounting principles, the asset can no longer be depreciated, but instead has been stated at its net realizable value. Real estate tax accrual decreased $70,885 due to a property reassessment, however, the Registrant incurred a fee of $130,267 for services performed to obtain a reduction in real estate tax of $372,190. Interest expense increased $25,749 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in Countryside Executive Center (50%).

 The changes in occupancy levels at the Registrant properties were mixed during the third quarter of 1996. An analysis of each properties' particular change in occupancy will be further analyzed later in this document. The occupancy levels at September 30 are as follows:

                                               Occupancy Levels at September 30,
                                               ---------------------------------
PROPERTY                                           1996      1995      1994
---------------------------------------------      ----      ----      ----

NorthCreek Office Park ......................       98%       94%       92%
Tower Industrial Building ...................      100%      100%      100%
Northeast Commerce Center ...................       87%       56%       56%
Countryside Executive Center ................       74%       70%       86%
Leawood Fountain Plaza (24%) ................       90%       96%       94%

Leasing activity during the third quarter of 1996 at NorthCreek Office Park resulted in the renewal of one tenant totaling 904 square feet and the vacating of four tenants who occupied 3,308 square feet. The Registrant signed three new leases totaling 2,910 square feet.The office park has one major tenant, with two leases that comprise 36% of the available space. These two leases expire in December 1998 and December 2003, respectively.

Tower Industrial Building is leased to a single tenant whose lease expires on April 30, 2000.

At Northeast Commerce Center there was no leasing activity during the third quarter. The property has one major tenant that occupies 50% of the available space. Their lease expires December 1998.

At Countryside Executive Center, the Registrant renewed three leases totaling 4,859 square feet. One new lease was signed totaling 1,107 square feet. The Registrant had no tenants vacate the property during the third quarter. The property has no major tenants who occupy more that 10% of the available space.

During the third quarter of 1996 leasing activity at Leawood Fountain Plaza netted an decrease in occupancy of 3% due to the move out of three tenants occupying 2,447 square feet. Offsetting the tenant move-outs, the Registrant executed one new lease totaling 501 square feet and renewed one lease totaling 1,649 square feet. The property has one major tenant that lease approximately 10% of the available space and their lease expires in July 1999.


Results of Consolidated Operations 1996

For the quarter ended September 30, 1996 consolidated revenues are $879,812 compared to $439,781 for the quarter ended September 30, 1995. For the nine month period ended September 30, 1996 and 1995 consolidated revenues are $2,537,164 and $1,340,568, respectively. The significant increase in consolidated revenues is a direct result of the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). When comparing operating results for the quarter ended September 30, 1996 to 1995 as if the purchase of the additional undivided interest in the properties occurred December 31, 1994, consolidated revenues are $879,812 and $790,289, respectively. The increase in revenues when comparing similar ownership percentages for the quarter ended September 30, 1996 to 1995 can be primarily attributed to increases in rental income and expense recovery income at both Northeast Commerce Center and NorthCreek Office Park. At Northeast Commerce Center, the increase in rental income can be attributed to an increase in occupancy throughout 1996. At NorthCreek Office Park, the increase in rental income is attributable to the Registrant's ability to increase rental rates through lease renewals and new tenant move-ins. The increase in expense recovery income relates to increases in expenses from 1994 to 1995. As recoverable expenses increase from year to year, the Registrant has the ability to pass through these increases to the property's tenants. For the nine month periods ended September 30, 1996 and 1995, consolidated revenues are $2,537,164 and $2,473,557, respectively.The increase in revenues for the nine month period ended September 30, 1996 when compared to 1995 is $63,607. The increase in revenues relates to increases in rental income and expenses recovery income at Northeast Commerce Center and NorthCreek Office Park. The increases can be attributed to the reasons previously noted. Along with the increases in rental income and expense recovery income, the Registrant received a real estate tax refund during the second quarter of 1996 relating to Countryside Executive Center. Offsetting the revenue increase was an increase in rent concessions.

As of September 30, 1996 and 1995 consolidated expenses for the quarter ended are $905,358 and $384,479. For the nine month period ended September 30, 1996 and 1995 consolidated expenses are $2,619,444 and $1,191,688, respectively. The increase in consolidated expenses is a direct result of the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). When comparing operating results for the quarter ended September 30, 1996 to 1995 as if the purchase of the additional undivided interest in the properties occurred December 31, 1994, consolidated expenses are $905,358 and $809,709, respectively. The increase in expenses when comparing similar ownership percentages can be attributed to an increase in interest expense offset by a decrease in depreciation expense. Interest expense increased $151,729 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). The decrease in depreciation expense of $42,975 can be attributed to Countryside Executive Center and the reclassification of the property to property held for sale. With the reclassification of the property effective December 31, 1995, under generally accepted accounting principles, the asset can no longer be depreciated, but instead is stated at its net realizable value. When comparing operating results for the nine month period ended September 30, 1996 to 1995 as if the purchase of the additional undivided interest in the properties occurred December 31, 1994, consolidated expenses are $2,619,444 and $2,281,544, respectively. The increase in expenses for the nine month period is also attributable to an increase in interest expense of $463,758 and a decrease in depreciation expense of $119,918.


Results of Consolidated Operations 1995

As of September 30, 1995, the Registrant's consolidated revenues are $439,781 for the quarter ended and $1,340,568 for the nine month period ended. For the quarter ended revenues decreased approximately 3.20% while for the nine month period ended revenues remained relatively stable decreasing less than 1% when compared to the same period ended September 30, 1994.

For the quarter ended September 30, 1995, rental revenues decreased approximately 3.20% or $14,527. The decrease in rental revenues relates to the loss of a major tenant at Wards Corner, effective September 30, 1994. Offsetting some of the approximately $50,000 in lost quarterly rental revenues generated from this tenant were increases in rental revenues at Leawood Fountain Plaza and NorthCreek Office Park. However, for the nine month period ended September 30, 1995 rental revenues still remained flat. This occurrence is attributable to the receipt of a termination fee received in the first quarter of 1995 from a tenant at Countryside Executive Center. The termination fee along with the increased revenues at NorthCreek Office Park and Leawood Fountain Plaza offset the rental revenues lost due to the tenant who vacated Wards Corner. Interest income significantly increased when compared to the same nine month period ended September 30, 1994. Increases is attributable to the maintaining of higher cash balances in the Registrant's short term investment vehicles.

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

For the nine month period ended September 30, 1995 and 1994, consolidated expenses are $1,191,688 and $1,108,816, respectively. The increase in expense for the nine month period is attributable to real estate taxes and other operating expenses. These increases were offset by a decrease in depreciation and amortization. The increase in real estate taxes relates to a road assessment at Tower Industrial and an increase in property assessment at Countryside Executive Center. The properties assessments were increased in 1995 resulting in increased real estate taxes.

Other operating expenses for the nine month period ended September 30, 1995 and 1994 are $507,418 and $428,463, respectively. The increase of $78,955 or 7.12%
is mainly attributable to professional fees (legal and accounting), which had an increase $61,832, and administrative expenses, which had an increase of $18,037. Both increases related to the completion of the Consent Proxy. The remainder of the increase was caused by utilities ($6,451), vacancy expenses ($8,583), and repairs and maintenance ($7,337). Offsetting the above mentioned increases were decreases in snow removal ($6,191) and office cleaning ($4,389).

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

         See Exhibit Index on page 13.

     (b) Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NOONEY INCOME FUND LTD. II, L.P.

Dated: November 12, 1996                By: /s/ Gregory J. Nooney, Jr.
                                            ------------------------------------
                                            Gregory J. Nooney, Jr.
                                            General Partner

                                        Nooney Income Investments Two, Inc.

                                        By: /s/ Gregory J. Nooney, Jr.
                                            ------------------------------------
                                            Gregory J. Nooney, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer

                                        By: /s/ Patricia A. Nooney
                                            ------------------------------------
                                            Patricia A. Nooney - Director
                                            Senior Vice President and Secretary

                                        BEING A MAJORITY OF THE DIRECTORS

                               INDEX TO EXHIBITS

Exhibit No.  Description
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