Form 10-K
period 1996-12-31
NOONEY INCOME FUND LTD II L P
filed 1997-03-31
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K
(Mark One)
__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                 December 31, 1996
                          ------------------------------------------------------


                                       OR


_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               -------------------------------------------------

                      Commission file number    0-14360
                                             -------------

                        NOONEY INCOME FUND LTD. II, L.P
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Missouri                                            43-1357693
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                    63105
-------------------------------------------                  ------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (314) 863-7700
                                                   -----------------------------

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              ------------------------------------------

           None                                     Not Applicable
----------------------------------     ----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

                               Page 1 of 34 Pages
                        Exhibit Index located on Page 20

__X__    Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 1997, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $19,221,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1997, by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of the General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

Documents incorporated by reference:

Portions of the Prospectus of the Registrant dated February 15, 1985, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I
ITEM 1:            BUSINESS

It should be noted that this 10-K contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

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

The real estate investment market began to improve in 1994, continued this improvement in 1995 and 1996, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds from the sale or financing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - for a discussion of possible future acquisitions and possible sales of properties.)

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

ITEM 2:           PROPERTIES

On February 20, 1985, the Registrant acquired a 24% interest as a tenant in common in Leawood Fountain Plaza, a three building office complex in Leawood, Kansas. Constructed in two phases in 1982 and 1983, the buildings contain approximately 29,000, 28,000 and 25,000 net rentable square feet respectively, or an aggregate of approximately 82,000 net rentable square feet of office space. The buildings are located on a 7.9 acre site which provides paved parking for 403 cars. The purchase price of the complex was $9,626,576, of which $2,310,379 was paid by the Registrant for its 24% interest. The remaining 76% interest was purchased by Nooney Income Fund Ltd., L.P., an affiliate of the Registrant, as the other tenant in common. All costs and revenues attributable to the operation of the complex are shared by the Registrant and Nooney Income Fund Ltd., L.P. in proportion to their respective percentage interests. The complex was 92% leased by 39 tenants at December 31, 1996.

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

On December 16, 1986, the Registrant acquired a 50% interest as a tenant in common in Countryside Executive Center, a single story office building located at 1210-1270 W. Northwest Highway in Palatine, Illinois, a suburb of Chicago. The building contains approximately 91,000 net rentable square feet and is situated on an 8.6 acre site which provides parking spaces for 467 cars, some of which spaces are shared with adjoining properties pursuant to a mutual easement agreement which also provides for the sharing of certain expenses. The total purchase price of the building was $9,853,660, of which $4,926,830 was paid by the Registrant for its 50% interest. The remaining 50% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in Countryside Executive Center for $1,250,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the building were shared by the Registrant and a subsidiary of the mortgage lender in proportion to their respective percentage interests. The building was 61% leased by 31 tenants at December 31, 1996. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

On December 29, 1986, the Registrant acquired a 45% interest as a tenant in common in Wards Corner Business Center A & B, a two building office/warehouse/showroom facility located at 420- 422 Wards Corner Road in Loveland, Ohio, a suburb of Cincinnati. Effective January 1, 1996, the property known as Wards Corner was renamed Northeast Commerce Center. The two single-story buildings contain 50,000 net rentable square feet each, or an aggregate of approximately 100,000 net rentable square feet. The buildings are situated on a 7.5 acre site which provides parking for 278 cars. The total purchase price of the buildings was $6,630,395, of which $2,983,678 was paid by the Registrant for its 45% interest. The remaining 55% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in Northeast Commerce Center for $1,980,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the buildings were shared by the Registrant and a subsidary of the mortgage lender in proportion to their respective percentage interests. The buildings were 87% leased by 4 tenants at December 31, 1996. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

On December 29, 1986, the Registrant acquired a 45% interest as a tenant in common in NorthCreek Office Park, a three building office complex located at 8220, 8240 and 8260 NorthCreek Drive in Cincinnati, Ohio. Constructed in phases in 1984 and 1986, the three-story buildings contain 19,500, 24,000 and 48,000 net rentable square feet respectively, or an aggregate of approximately 91,500 net rentable square feet. The buildings are located on a 8.4 acre site which provides paved parking for 366 cars. The purchase price of the complex was $11,063,260, of which approximately $4,978,467 was paid by the Registrant for its 45% interest. The remaining 55% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in NorthCreek Office Park for $3,960,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the complex were shared by the Registrant and a subsididary of the mortgage lender in proportion to their respective percentage interests. The complex was 98% leased by 35 tenants at December 31, 1996. (See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

Reference is made to Note 7 of Notes to Financial Statements for a description of revenues derived from major tenants.

The following  table sets forth  certain  information  as of December 31, 1996, relating to the properties owned by the Partnership.

                                                           AVERAGE
                                                           ANNUALIZED
                                         TOTAL             EFFECTIVE                        PRINCIPAL TENANTS
                           SQUARE        ANNUALIZED        BASE RENT PER     PERCENT        OVER 10% OF PROPERTY        LEASE
PROPERTY                   FEET          BASE RENT*        SQUARE FOOT       LEASED         SQUARE FOOTAGE              EXPIRATION
--------                   ------        ----------        -------------     -------        --------------------        ----------

Tower Industrial                                                                            Baxter International Inc.
Building                   42,000        $  153,200            $3.64          100%          (100%)                        2000

Leawood Fountain                                                                            Midwest Mechanical (11%)      1998
Plaza                      82,000        $1,140,000           $15.19           92%          Family Medical Care of        1999
                                                                                            Kansas City (10%)

Northeast                                                                                   Baldwin Piano & Organ
Commerce Center           100,000        $  553,710           $ 6.33           87%          Co. (50%)                     1998
                                                                                            Hill Top Research (11%)       2001
                                                                                            Aerospace International
                                                                                            (19%)                         1999
Countryside
Executive Center           91,000        $  840,120           $15.08           61%          Insurance Auto Auctions
                                                                                            (13%)                         1997

NorthCreek Office                                                                           Cincinnati Group Health
Parj                       91,500        $1,196,300           $13.54           98%          Associates (28%), (8%)        2003, 1998

* Represents 100% of Base Rent.  Registrant has 24% ownership in Leawood Fountain Plaza.

ITEM 3:           LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

                                     PART II

ITEM 5:           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

As of February 1, 1997 there were 1,634 record holders of Interests in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.

                      Cash Distributions Paid Per Limited Partnership Unit
                      ----------------------------------------------------

                First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                -------------   --------------   -------------   --------------


1995                   0             $6.25             0              $6.25

1996                   0                 0             0             $12.50

ITEM 6:  SELECTED FINANCIAL DATA
                                                                                       Year Ended December 31,
                                                                --------------------------------------------------------------------
                                                                    1996         1995 (1)        1994          1993          1992
                                                                            (Not covered by independent auditors' report)

Rental and other income                                         $ 3,502,080   $ 1,754,750   $ 1,729,872   $ 1,843,782   $ 1,893,640

Net income (loss)                                                    83,571       209,517       254,046    (1,261,814)     (197,387)

Data per limited partnership unit:

  Net income (loss)                                                    3.69         10.17         12.16        (65.61)       (10.17)

  Cash distributions - Investment income                               3.69         10.17         12.16          --            --

  Cash distributions - Return of capital                               8.81          2.33          6.59         12.50          --

Weighted average limited partnership
  units outstanding                                                  19,221        19,221        19,221        19,221        19,221

At year-end:

  Total assets                                                   16,473,106    16,803,566     9,118,452     9,287,233    10,807,797

  Investment property, net                                       14,798,098    15,166,737     7,803,472     7,980,243     9,334,150

  Mortgage note payable                                           7,190,000     7,190,000          --            --            --

  Partners' equity                                                8,472,267     8,643,642     8,689,086     8,817,462    10,334,221


See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.

(1) Balance sheet includes the effects of an acquisition which occurred on December 29, 1995.  See Note 1 to financial statements.

ITEM: 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of December 31, 1996, is $1,323,026, an increase of $230,867 from the year ended December 31, 1995. During 1996, cash provided by operations increased when compared to the prior year because of the prior year's higher expenses related to the Consent Statement. No such expenses were incurred in 1996 and thus the Registrant was able to accumulate more cash reserves. The Registrant expects the capital expenditures during 1997 will be adequately funded by current cash reserves and the properties' operating cash flow. The anticipated capital expenditures are as follows:

                                        Other       Leasing
                                       Capital      Capital      Total
                                      ---------------------------------

      NorthCreek Office Park          $ 45,000     $ 90,986    $135,986
      Tower Industrial Building              0            0           0
      Northeast Commerce Center              0       88,289      88,289
      Countryside Executive Center      72,401      530,488     602,889
      Leawood Fountain Plaza (24%)      30,180       48,341      78,521
                                      ---------------------------------
                                      $147,581     $758,104    $905,685
                                      =================================

The significant amount of leasing capital for NorthCreek Office Park, Northeast Commerce Center, Countryside Executive Center and Leawood Fountain Plaza relates to costs for the construction of tenant improvements and payment of lease commissions for new and renewal leases. The other capital is for restroom countertops and treatment of the wood shingle roofs at NorthCreek Office Park, siding repairs and repainting, as well as continuing the parking lot overlay at Countryside Executive Center, and sprinkler additions at Leawood Fountain Plaza to bring the building up to current codes.

As previously disclosed, the Registrant feels that the market conditions exist where Countryside Executive Center should be sold. The strategy has been to lease up the property and, once an acceptable level of occupancy has been obtained, to put the building on the market for sale. During 1996, leasing results were poor and thus the building has not yet been placed on the market for sale. The Registrant is working closely with a local brokerage firm in the market area of the property and will be making significant efforts to lease the vacant space in 1997 so that, by the end of the third quarter of 1997, the building will be at an occupancy level sufficient to market the property for sale at a price that will be acceptable to the Registrant.

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

Results of Operations

The results of operations for the Registrant's properties for the years ended December 31, 1996, 1995 and 1994 are detailed in the schedule below. Expenses of the Registrant are excluded.

                               NorthCreek         Tower           Northeast       Countryside          Leawood
                               Office Park      Industrial        Commerce          Executive          Fountain
                                  (100%)          (100%)           (100%)         Center (100%)       Plaza (24%)
                               -----------      ----------        ---------       -------------       -----------
1996
----
Revenues                        $1,387,766        $199,099         $582,345         $1,068,983          $286,674
Expenses                         1,171,977         109,090          671,080          1,087,519           278,219
                               ---------------------------------------------------------------------------------

Net Income (Loss)               $  215,789        $ 90,009         $(88,735)        $  (18,536)         $  8,455

Note:   In 1995 and 1994, the Registrant owned only a partial interest in three of its properties.
The results of operations for those years reflect the following percentage.

                               NorthCreek         Tower           Northeast       Countryside          Leawood
                               Office Park      Industrial        Commerce          Executive          Fountain
                                  (45%)           (100%)            (45%)         Center  (50%)       Plaza (24%)
                               -----------      ----------        ---------       -------------       -----------
1995
----
Revenues                        $  588,137        $189,118         $190,971         $  537,615          $279,202
Expenses                           426,096          98,856          235,966            619,398           258,081
                               ---------------------------------------------------------------------------------

Net Income (Loss)               $  162,041        $ 90,262         $(44,995)        $  (81,783)         $ 21,121

1994
----
Revenues                        $  546,704        $181,873         $233,643         $  553,433          $257,715
Expenses                           429,322          86,763          239,895            589,994           246,818
                               ---------------------------------------------------------------------------------

Net Income (Loss)               $  117,382        $ 95,110         $ (6,252)        $  (36,561)         $ 10,897

At NorthCreek Office Park, revenues increased 6% from 1995 to 1996 due to increasing rental rates in the overall market. Expenses increased 24% from 1995 to 1996 due to interest payments made during 1996. As indicated in last year's report, the Registrant purchased the undivided interest in NorthCreek Office Park, Countryside Executive Center and Northeast Commerce Center on December 29, 1995 that had not previously been owned by the Registrant. The purchase price of $7,190,000 was financed through a first mortgage loan secured by the properties. The first mortgage loan has a floating interest rate of 3/4% above the then published prime rate of the lender. Payments on the note were structured whereby only interest was due during 1996. Principal payments will commence January 1, 1997. Interest payments of $337,746 were made by NorthCreek Office Park during the year. Without the addition of this new interest expense, overall operating expenses would have decreased by 11% due to decreases in cleaning ($14,200) and legal & administrative fees ($9,106). Occupancy increased in 1996 to 98%. In 1995 and 1994, the occupancy averaged 97%. Due to the increase in expenses, net income decreased $144,302 when comparing 1996 to the prior year.

The operations at Tower Industrial Building, which remains occupied by a single tenant, have been relatively stable over the 3-year period.

Operating results at Northeast Commerce Center significantly improved during 1996. Revenues increased $157,965 or 37% due to the overall increase in occupancy which went from 56% at year-ended 1995 to 87% at the year end 1996. Revenues decreased from 1994 to 1995 due to the fact that in 1994, the property was occupied by a short-term tenant for most of the year. Occupancy at year-end 1994 was the same as at the year-end 1995 at 56%. Expenses at Northeast Commerce Center increased 28% from 1995 to 1996 because of the payment of $171,666 of interest due to the new loan placed on the property. Without the addition of the interest expense, the overall operating expenses of the property decreased in 1996. The net loss on the property decreased from 1995 to 1996 by $11,254.

At Countryside Executive Center, revenues decreased less than 1% from 1995 to 1996 dropping for the third consecutive year. The decrease in revenues is attributable to a decrease in occupancy from 1995 to 1996. Expenses also decreased from 1995 to 1996, due to the fact that the property was held for sale and, therefore, no depreciation expense was taken. This decrease in depreciation expense was offset by an increase in interest expense of $104,594. There was no interest expense in 1994 or 1995 as previously discussed. The net loss at Countryside Executive Center decreased from 1995 to 1996 by $145,030.

At Leawood Fountain Plaza, revenues increased for the third year in a row, increasing $7,472 between 1995 and 1996. This increase in revenue during 1996 is attributable to an increase in the common area maintenance reimbursements from tenants ($21,704) offset by a decrease in miscellaneous income ($16,104). In 1995, a termination payment was received from a tenant who vacated their space during 1995 which caused a non-recurring increase in revenues that year. During 1995, expenses increased $35,665 when compared to 1994 expenses. The increases were related to increases in amortization ($12,003), real estate taxes ($6,808), repairs and maintenance ($9,369), and administrative costs ($6,735) offset by decreases in cleaning and parking lot expenditures. Expenses increased $20,138 from 1995 to 1996. The increase in expenses was attributable to increases in electric ($3,549), parking lot ($2,550), heating, ventilating and air conditioning repair and maintenance ($2,271), and real estate taxes ($11,914).

The occupancy levels at the Registrant's properties as of December 31, 1996, 1995 and 1994 are detailed in the schedule below.

                                          Occupancy rates at December 31,
                                            1996       1995       1994
                                            --------------------------
         NorthCreek Office Park              98%        97%        97%
         Tower Industrial                   100%       100%       100%
         Northeast Commerce Center           87%        56%        56%
         Countryside Executive Center        61%        73%        83%
         Leawood Fountain Plaza              92%        92%        90%

For the quarter ended December 31, 1996, occupancy at NorthCreek Office Park remained at 98%. There was no leasing activity during the fourth quarter. For the year, occupancy increased 1% to 98%. There were seven new leases for tenants occupying 8,209 square feet, renewal leases for three new tenants occupying 4,674 square feet and five tenants vacated occupying 6,477 square feet. NorthCreek Office Park has one major tenant which occupies spaces under two leases which together comprise 36% of the available space. These leases expire in December 1998 and December 2003.

Tower Industrial Building is leased by a single tenant whose lease expires on April 30, 2000.

There was no leasing activity during the fourth quarter at Northeast Commerce Center. The occupancy remained at 87%. During 1996, however, one tenant renewed its lease in 6,000 square feet and then expanded into an additional 12,560 square feet. This lease expires in October 1999. The largest tenant at the property occupying 50,000 square feet also renewed its lease during 1996 for an additional two year term which expires at the end of December 1998. Another major tenant signed a new lease for 10,900 square feet. In addition, a second new lease was signed for 8,000 square feet.

During the fourth quarter at Countryside Executive Center, leasing activity included one new lease for 442 square feet, one renewal for 120 square feet and three tenants vacated occupying 11,694 square feet. Occupancy decreased from 74% at the beginning of the quarter to 61% at the quarter's end. For the year, occupancy decreased from 73% to 61%. There were five new leases for 4,904 square feet, eight renewals for 7,392, while six tenants occupying 15,771 square feet vacated. There is one major tenant which occupies approximately 13% of the building under a month-to-month lease. During 1996, the Registrant worked hard to renew and expand this tenant in the building. Subsequent to year end, the tenant has decided to vacate Countryside Executive Center and move to a new location in May 1997. The tenant remains on a month-to-month lease until that time.

At Leawood Fountain Plaza, occupancy increased during the fourth quarter from 90% to 92%. The increase is attributable to new leases with three tenants for a total of 3,207 square feet while one tenant occupying 811 square feet renewed and two tenants vacated 1,537 square feet. For all of 1996, occupancy remained level at 92%. During 1996, the Registrant signed eight new leases for 7,009 square feet, renewed leases with six tenants occupying 7,289 square feet, while seven tenants occupying 7,093 square feet vacated. The property has two major tenants, one who occupies approximately 11% of the available space whose lease expires in July 1998 and the second major tenant who occupies approximately 10% of the available space is on a lease which expires in July of 1999.

1996 Comparisons

As of December 31, 1996, the Registrant's consolidated revenues were $3,509,669 compared to $1,786,540 for the year ended December 31, 1995. This increase of 96% is attributable to the fact that the Registrant now owns 100% of Countryside Executive Center, Northeast Commerce Center and NorthCreek Office Park. In prior years, the Registrant owned 50%, 45% and 45%, respectively.

For the year ended December 31, 1996, consolidated expenses were $3,426,098 compared to $1,577,023 for the year ended 1995. Consolidated expenses significantly increased due to the fact that the Registrant now owns 100% of Countryside Executive Center, Northeast Commerce Center and NorthCreek Office Park. In addition as previously stated, the Registrant placed a first mortgage loan on these properties at the time of the purchase. Consolidated interest expense for 1996 was $614,006. In addition, depreciation increased from $450,319 in 1995 to $652,940 in 1996. Net income on a consolidated basis decreased from $209,517 in 1995 to $83,571 in 1996. Net income per limited partnership unit decreased from $10.17 to $3.69 in 1996. The decreases in net income are attributable to the additional depreciation expense the Registrant now incurs as a result of the purchase of the additional property interest. During 1996, the Registrant distributed $225,189 to the partners and had net additions to the investment properties of $267,056.

1995 Comparisons

As of December 31, 1995, the Registrant's consolidated revenues are $1,786,540 compared to $1,753,366 for the year ended December 31, 1994. The increase of $33,174 can be attributable to increased revenues at NorthCreek Office Park and Leawood Fountain Plaza along with a decrease in rent concessions at NorthCreek Office Park. Offsetting the revenue increases were decreases in revenues at Northeast Commerce Center. The increase in consolidated revenues directly correlates with an increase in average occupancy at both NorthCreek Office Park and Leawood Fountain Plaza when comparing 1994 to 1995. While NorthCreek Office Park and Leawood Fountain Plaza had increases in average occupancy and revenues, Northeast Commerce Center's average occupancy decreased along with its revenues.

For the year ended December 31, 1995 consolidated expenses are $1,577,023 which is an increase of $77,703 when compared to year ended December 31, 1994. The increase in consolidated expenses can be attributable to increases in real estate taxes, operating expenses and professional services. The increases in real estate taxes is attributable to Countryside Executive Center and Leawood Fountain Plaza. The increase in operating expenses relates to increases in administrative costs ($17,555) and vacancy expense ($13,445), offset by decrease in cleaning ($7,218). The increase in administrative costs are attributable to the Consent Statement. The increase in vacancy expense relates to Countryside Executive Center and Northeast Commerce Center while the decrease in cleaning was predominately attributable to Countryside Executive Center. Professional fees increased during 1995 due to costs associated with the Consent Statement.

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

Inflation

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal l995 or 1996, and are not expected to materially affect the Registrant's operation in l997.

Interest Rates

In 1996 the Registrant was not affected by increases in interest rates on floating rate debt. Future increases in the prime interest rate can adversely affect the operations of the Registrant.


ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)(1)). The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partners of the Registrant responsible for all aspects of the Registrant's operations are Gregory J. Nooney, Jr., age 66, and Nooney Income Investments Two, Inc., a Missouri corporation. Gregory J. Nooney, Jr. is a senior officer of Nooney Company, the sponsor of the Registrant.

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

During 1996, cash distributions of $14,683 were paid to the General Partners by the Registrant.

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

Nooney Krombach Company, the manager of Registrant's properties, is a wholly-owned subsidiary of Nooney Company. Nooney Krombach Company is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus reimbursement of expenses. During the year ended December 31, 1996, the Registrant paid property management fees of $211,474 to Nooney Krombach Company.

The Registrant paid Nooney Krombach Company $40,000 for reimbursement for certain administrative services including accounting, issuing and transferring of units, data processing, investor communications and other administrative services.

See Item 11 above for a discussion of cash distributions paid to the General Partners during the year ended December 31, 1996.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during the year ended December 31, 1996 in connection with various transactions.

(c)  Indebtedness of Management.

Not Applicable.

(d)  Transactions with promoters.

Not Applicable.

                                     PART IV


ITEM 14:          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

             1.  Financial Statements (filed herewith as Exhibit 99.3):

                 Independent auditors' report
                 Balance sheets
                 Statements of operations
                 Statements of partners' equity (deficiency in assets) Statements of cash flows
                 Notes to financial statements

             2.  Financial Statement Schedules (filed herewith as Exhibit 99.3):

                 Schedule - Reconciliation of partners' equity (deficiency
                            in assets)
                 Schedule III - Real estate and accumulated depreciation

                 All other schedules are omitted because they are inapplicable or not required under the instructions.

             3.  Exhibits:

                 See Exhibit Index on Page 20.

(b)      Reports on Form 8-K

         During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

(c)      Exhibits:

         See Exhibit Index on Page 20.

(d)      Not applicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOONEY INCOME FUND LTD. II, L.P.



Date:       March 31, 1997             /s/ Gregory J. Nooney, Jr.
      ---------------------------      --------------------------------------

                                       Gregory J. Nooney, Jr.
                                       General Partner


                                       Nooney Income Investments Two, Inc.



                                       By:/s/ Gregory J. Nooney, Jr.
                                       --------------------------------------
                                          Gregory J. Nooney, Jr. - Director
                                          Chairman of the Board and
                                          Chief Executive Officer



                                       By:/s/ Patricia A. Nooney
                                       --------------------------------------
                                          Patricia A. Nooney - Director
                                          Senior Vice President and Secretary

                                       BEING A MAJORITY OF THE DIRECTORS

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                                  Page
Number                            Description                           Number
------                            -----------                           ------

 3 Amended and Restated Agreement and Certificate of Limited Partnership dated February 3, 1986, is incorporated by reference to the Registrant's Annual Report on Form 10-K
            for the fiscal year ended October 31, 1986, as filed
            pursuant to Rule 13a-1 of the Securities Exchange Act of
            1934 (File No. 0-14360).                                      N/A


10          Management Contract between Nooney Income Fund Ltd. II
            and Nooney Management Company (now Nooney Krombach Company)
            dated March 12, 1985, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, as filed pursuant to Rule 15d-1 of
            the Securities Exchange Act of 1934 (File No. 2-94533).       N/A

99.1        List of Directorships filed in response to Item 10.            21

99.2        Pages 23-27 and A-17 - A-22 of the Prospectus of the
            Registrant dated February 15, 1985, as supplemented
            and filed pursuant to Rule 424(c) of the Securities
            Act of 1933 are incorporated by reference.                    N/A

99.3        Financial Statements and Schedules.                         22-34