Form 10-Q
period 1997-03-31
NOONEY INCOME FUND LTD II L P
filed 1997-05-15
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q


     (Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended             March 31, 1997
                             ---------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               ---------------------------  --------------------

                           Commission file number    0-14360
                                                 -------------

                        NOONEY INCOME FUND LTD. II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Missouri                                           43-1357693
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                      63105
-------------------------------------------          ---------------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (314) 863-7700
                                                   -----------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date ___.

PART I
ITEM 1 - Financial Statements:


                        NOONEY INCOME FUND LTD. II, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                  March 31,      December 31,
                                                     1997            1996
                                                 (Unaudited)
ASSETS:                                          -----------     -----------

    Cash and cash equivalents                    $ 1,377,708     $ 1,323,026
    Accounts receivable                              194,560         219,655
    Investment property, at cost:
        Land                                       2,618,857       2,618,857
        Buildings and Improvements                13,408,670      13,405,976
                                                 -----------     -----------
                                                  16,027,527      16,024,833
        Less accumulated depreciation              3,909,375       3,710,204
                                                 -----------     -----------
                                                  12,118,152      12,314,629
    Investment property-held for sale              2,470,106       2,483,469
                                                 -----------     -----------
                                                  14,588,258      14,798,098

    Prepaid and Deferred expenses -
     At amortized cost                               148,340         132,327
                                                 -----------     -----------

                                                 $16,308,866     $16,473,106
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
    Accounts payable and accrued
     expenses                                    $    85,546     $   103,331
    Accrued real estate taxes                        435,886         582,482
    Refundable tenant deposits                       132,543         125,026
    Mortgage note payable                          7,166,633       7,190,000
                                                 -----------     -----------

                                                   7,820,608       8,000,839

Partners' Equity                                   8,488,258       8,472,267
                                                 -----------     -----------

                                                 $16,308,866     $16,473,106
                                                 ===========     ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.

                             (A LIMITED PARTNERSHIP)

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)


                                                      Three Months Ended
                                                   March 31,      March 31,
                                                     1997           1996
                                                 -----------     -----------
REVENUES:
    Rental and other income                      $   878,966     $   759,483
    Interest                                             430           5,043
                                                 -----------     -----------

                                                     879,396         764,526
EXPENSES:
    Interest Expense                                 145,110         158,110
    Depreciation and amortization                    232,723         164,172
    Real estate taxes                                115,768         169,887
    Property management fees paid to
        Nooney Krombach Company                       53,469          46,353
    Reimbursement to Nooney Krombach
        Company for partnership management
        services and indirect expenses                10,000           6,250
    Repairs & Maintenance                             49,702          44,044
    Professional Services                             78,572          88,384
    Utilities                                         35,153          41,009
    Payroll                                           26,276          25,017
    Cleaning                                          37,647          37,479
    Other operating expenses                          78,985          78,895
                                                 -----------     -----------

                                                     863,405         859,600
                                                 -----------     -----------

NET INCOME (LOSS)                                $    15,991     $   (95,074)
                                                 ===========     ===========

NET INCOME(LOSS) PER LIMITED
    PARTNERSHIP UNIT                             $       .82     $     (4.90)
                                                 ===========     ===========

PARTNERS' EQUITY:
    Beginning of Period                          $ 8,472,267     $ 8,643,642
    Net Income (Loss)                                 15,991         (95,074)
                                                 -----------     -----------

    End of Period                                $ 8,488,258     $ 8,548,568
                                                 ===========     ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.

                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                     Three Months Ended
                                                  March 31,        March 31,
                                                     1997            1996
                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                            $    15,991     $   (95,074)
    Adjustments to reconcile net income to
        net cash provided by operating
        activities:
          Depreciation and amortization              232,723         164,172
          Real estate tax deposits received             --           337,685

    Changes in assets and liabilities:
        Decrease in accounts receivable               25,095         121,158
        Increase in prepaid expenses &
         deferred assets                             (31,413)       (125,264)
        Decrease in accounts payable                 (17,785)       (153,271)
        Decrease in accrued real estate taxes       (146,596)       (126,541)
        Increase in refundable tenant deposits         7,517           5,865
                                                 -----------     -----------

          Total Adjustments                           69,541         223,804
                                                 -----------     -----------

          Net cash provided by operating
           activities                                 85,532         128,730
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Additions to investment property                  (7,483)        (36,664)
                                                 -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
    Payments on mortgage notes payable               (23,367)              0
                                                 -----------     -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS             54,682          92,066

CASH AND CASH EQUIVALENTS, beginning of period     1,323,026       1,092,159
                                                 -----------     -----------

CASH AND CASH EQUIVALENTS, end of period         $ 1,377,708     $ 1,184,225
                                                 ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for interest     145,110         158,110



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.

                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1996, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim periods.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1997 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain general partners of the Registrant are officers and directors of Nooney Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 1997 and 1996 was computed based on 19,221 units, the number of units outstanding during the periods.

ITEM :7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and cash equivalents on hand as of March 31, 1997, is $1,377,708, an increase of $54,682 when compared to year end December 31, 1996. During the quarter, net cash provided by operating activities was $85,532. Cash was used for payment of tenant improvements in the amount of $7,483 and payments on mortgage notes payable of $23,367. Based on the current cash balances and the properties ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 1997. The anticipated capital expenditures by property are as follows:

                              Leasing Capital     Other Capital      Total
                              ---------------     -------------      -----

NorthCreek Office Park            $ 76,909           $ 45,000      $ 121,909
Tower Industrial Building                0                  0              0
Northeast Commerce Center           88,289                  0         88,289
Countryside Executive Center       486,594             72,401        558,995
Leawood Fountain Plaza (24%)        51,831             12,180         64,011
                                 ---------          ---------      ---------
                                  $703,623           $129,581       $833,204
                                  ========           ========       ========

Leasing Capital at all of the partnership's properties relates to tenant improvements and lease commissions for new and renewal tenants. Other Capital at Leawood Fountain Plaza includes sidewalk replacement, sprinkler additions, and remodeling of the second floor restrooms as well as some new exterior lighting. At Countryside Executive Center, Other Capital relates to parking lot resurfacing and repair and painting of the building siding. At NorthCreek Office Park, the Other Capital consists of replacing restroom countertops and treating the wood shingle roofs throughout the property.

As previously disclosed, the General Partners feel that the market conditions exist whereby Countryside Executive Center should be sold. As previously reported, management is currently working on leasing additional space so that occupancy is at a higher level which will command a higher sale price when the property is ultimately sold.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures from operations and cash reserves and maintain occupancy at all of the properties. Until such time as the real estate market recovers and profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.

Results of Operations by Property

The results of operations for the Registrant's properties for the quarters ended March 31, 1997 and 1996 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                    Tower     Northeast  Countryside   Leawood
                    NorthCreek   Industrial   Commerce    Executive   Fountain
                    Office Park   Building     Center      Center    Plaza (24%)
                    -----------   --------     ------      ------    -----------
        1997
        ----

Revenues             $ 337,992   $  50,011   $ 164,821   $ 264,071   $  74,249
Expenses               326,017      24,767     137,538     237,100      63,981
                     ---------   ---------   ---------   ---------   ---------

Net Income (Loss)    $  11,975   $  25,244   $  27,283   $  26,971   $  10,268
                     =========   =========   =========   =========   =========

        1996
        ----

Revenues             $ 328,963   $  47,043   $ 109,192   $ 223,021   $  65,305
Expenses               295,396      25,161     168,700     249,770      62,791
                     ---------   ---------   ---------   ---------   ---------

Net Income (Loss)    $  33,567   $  21,882   $ (59,508)  $ (26,749)  $   2,514
                     =========   =========   =========   =========   =========

Revenues at NorthCreek Office Park increased $9,029 or 3% when comparing quarter end March 31, 1997 to the first quarter ended March 31, 1996. This 3% increase can be attributable to an increase in base rental income due to overall rate increases throughout the past year ($6,400) as well as an increase in escalation income ($1,900). Expenses increased from $295,396 for the quarter ended March 31, 1996 to $326,017 for the quarter ended March 31, 1997. This increase is mainly attributable to increases in depreciation expense ($36,300), repairs and maintenance heating, ventilation and air conditioning ($4,300), and real estate taxes ($3,300), offset by decreases in electric expense ($3,600) and snow removal ($4,600).

Operating results at Tower Industrial Building for the quarter ended March 31, 1997 and 1996 remained relatively stable.

Revenues at Northeast Commerce Center were $164,821 at the quarter ended March 31, 1997 and $109,192 for the quarter ended March 31, 1996. This 51% increase or $55,629 can be attributable to an increase in occupancy in the property from 1996 to 1997. At quarter end 1996, the property was 61% occupied. At quarter end 1997, the property is 87% occupied. Expenses for the quarters ending March 31, 1997 and March 31, 1996 were $137,538 and $168,700, respectively. The decrease in expenses can be attributable to decreases in real estate taxes ($51,700) and professional service other ($6,000), offset by increases in depreciation expense ($22,900) and amortization expense ($11,500).

At Countryside Executive Center, revenues were $264,071 and $223,021 for the quarters ended March 31, 1997 and March 31, 1996, respectively. Revenues increased 18% or $41,050 due to an increase in miscellaneous income ($50,600) which can be attributable to a major tenant paying double rent during a holdover period for the first quarter of 1997. This was offset by decreases in base rental income from tenants overall ($35,500). This decrease is attributable to a decrease in the overall occupancy at the property when comparing one year to the next. Operating expenses decreased 5% or $12,670 when comparing the two years. The expenses which decreased include real estate taxes ($8,900), repairs and maintenance non-reimbursable building expenses ($3,200), and amortization expense ($3,600), offset by an increase in snow removal of $7,600.

At Leawood Fountain Plaza, revenues increased 13.7% or $8,944. The increase in income can be attributable to increases in base rental rates, escalation income, and miscellaneous income. Operating expenses remained relatively stable when comparing the two periods.

The occupancy levels at the Registrant's properties are listed below:

                                         Occupancy levels as of March 31,
                                         --------------------------------
        Property                        1997           1996           1995
        --------                        ----           ----           ----

NorthCreek Office Park                   98%            96%            97%
Tower Industrial Building               100%           100%           100%
Northeast Commerce Center                87%            61%            56%
Countryside Executive Center             59%            70%            83%
Leawood Fountain Plaza (24%)             88%            91%            92%

During the first quarter of 1997, leasing activity at NorthCreek Office Park consisted of one tenant renewing their lease for 1,456 square feet. NorthCreek Office Park has one major tenant which occupies spaces under two leases which together comprise 36% of the available space. These leases expire in December 1998 and December 2003.

Tower Industrial Building is leased to a single tenant whose lease expires on April 30, 2000.

At Northeast Commerce Center, occupancy remained 87% during the quarter. Occupancy has increased greatly when compared to March 31, 1996, as detailed in the annual report filed for this Registrant. The property has three major tenants who occupy 50%, 18% and 10% of the available space. Their leases expire December 31, 1998, October 31, 1999, and June 13, 2001, respectively.

At Countryside Executive Center, leasing activity during the first quarter consisted of two new leases totaling $1,474 square feet, two renewal leases for tenants occupying 2,444 square feet, and two tenants vacating 3,801 square feet. The property's occupancy dropped from 61% at December 31, 1996, to 59% as of March 31, 1997. This property has one major tenant who occupies approximately 13% of the space under a month-to-month lease. During 1996, the Registrant worked hard to renew and expand this tenant in the building. During the first quarter, the tenant decided to vacate Countryside Executive Center and move to a new location at the end of May 1997 due to the fact that Countryside did not have enough available space to meet its expansion needs. While on a month-to-month lease, this tenant has been paying double rent.

During the first quarter of 1997, occupancy at Leawood Fountain Plaza dropped from 92% at December 31, 1996 to 88% as of March 31, 1997. During the quarter, one new lease was signed for 580 square feet. Two tenants renewed their leases for 2,532 square feet and three tenants vacated 3,770 square feet. The property has two major tenants, one occupying approximately 11% of the available space whose lease expires in July 1998 and a second major tenant occupying approximately 10% of the available space whose lease expires in July 1999.

Results of Consolidated Operations 1997

For the quarter ended March 31, 1997, consolidated revenues are $879,396 compared to $764,526 for the quarter ended March 31, 1996. The increase in revenues of $114,870 can be attributable to increases in revenues at Northeast Commerce Center ($55,629), Countryside Executive Center ($41,050), and Leawood Fountain Plaza ($8,944) for the reasons discussed above. Consolidated expenses for the quarters ending March 31, 1997 and March 31, 1996 are $863,404 and $859,600, respectively. The slight increase in expenses is a result of a combination of factors. Interest expense decreased slightly, depreciation and amortization increased, real estate taxes decreased, property management fees increased and other operating expenses decreased.

Results of Consolidated Operations 1996

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

As of March 31, 1996 and 1995 consolidated expenses for the quarter ended were $868,242 and $414,797. The significant increase in consolidated expenses is a direct result of the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). When comparing operating results for the quarter ended March 31, 1996 to 1995 as if the purchase of the additional undivided interest in the properties occurred December 31, 1994, consolidated expenses were $868,242 and $773,018, respectively. The increase in expenses when comparing similar ownership percentages can be attributed to an increase in interest expense and other operating expenses offset by a decrease in depreciation expense. Interest expense increased $158,110 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). The increase in other operating expenses of $32,712 is attributable to professional services ($22,393), snow removal ($10,045) and insurance ($7,743) offset by a decrease in vacancy expense ($8,739). The decrease in depreciation expense of $79,527 can be attributed to Countryside Executive Center and the reclassification of the property to property held for sale. With the reclassification of the property effective December 31, 1995, under generally accepted accounting principals, the asset can no longer be depreciated.

Inflation

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1996 and are not expected to materially affect the Registrant's operation in 1997.


PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


               (a) Exhibits

                   See Exhibit Index on Page 11

               (b) Reports on Form 8-K

                   None



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NOONEY INCOME FUND LTD. II, L.P.


Date:   May 15, 1997                    By: /s/ Gregory J. Nooney, Jr.
                                        ------------------------------
                                            Gregory J. Nooney, Jr.
                                            General Partner



                                        Nooney Income Investments Two, Inc.

                                        By: /s/ Gregory J. Nooney, Jr.
                                        ------------------------------
                                            Gregory J. Nooney, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer

                                        By: /s/ Patricia A. Nooney
                                        ------------------------------
                                            Patricia A. Nooney - Director
                                            Senior Vice President and Secretary


                                        BEING A MAJORITY OF THE DIRECTORS

                                  EXHIBIT INDEX


Exhibit Number               Description
--------------               -----------

3 Amended and Restated Agreement and Certificate of Limited Partnership, dated February 3, 1986, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1986, as filed pursuant to Rule 13a-1 of the Securities Exchange Act of 1934 (File No. 0-14360)

27                           Financial Data Schedule  (provided for  the  infor-
                             mation  of   the   U.S.  Securities  and   Exchange
                             Commission only)