Form 10-Q
period 1997-06-30
NOONEY INCOME FUND LTD II L P
filed 1997-08-15
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q


        (Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended         June 30, 1997
                            ----------------------------------------------------

                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________



                         Commission file number   0-14360
                                                -----------

                        NOONEY INCOME FUND LTD. II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Missouri                                            43-1357693
-----------------------------------                    -------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                       63105
-----------------------------------------------        -------------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (314) 863-7700
                                                       -------------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date ________.

PART I
ITEM 1 - Financial Statements:

                        NOONEY INCOME FUND LTD. II, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                           June 30,    December 31,
                                                             1997          1996
ASSETS:                                                  (Unaudited)
                                                         -----------   ------------
     Cash and cash equivalents                          $  1,337,374   $  1,323,026
     Accounts receivable                                     262,663        219,655
     Investment property, at cost:
         Land                                              2,618,857      2,618,857
         Buildings and Improvements                       13,428,202     13,405,976
                                                        ------------   ------------
                                                          16,047,059     16,024,833
         Less accumulated depreciation                    (4,022,025)    (3,710,204)
                                                        ------------   ------------
                                                          12,025,034     12,314,629
     Investment property-held for sale                     2,508,487      2,483,469
                                                        ------------   ------------
                                                          14,533,521     14,798,098

     Prepaid and Deferred expenses - At amortized cost       152,322        132,327
                                                        ------------   ------------

                                                        $ 16,285,880   $ 16,473,106
                                                        ============   ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses              $     52,642   $    103,331
     Accrued real estate taxes                               495,255        582,482
     Refundable tenant deposits                              137,508        125,026
     Mortgage note payable                                 7,143,266      7,190,000
                                                        ------------   ------------

                                                           7,828,671      8,000,839

Partners' Equity                                           8,457,209      8,472,267
                                                        ------------   ------------

                                                        $ 16,285,880   $ 16,473,106
                                                        ============   ============

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.

                             (A LIMITED PARTNERSHIP)

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)
                                                Three Months Ended         Six Months Ended
                                               June 30,     June 30,    June 30,       June 30,
                                                 1997         1996        1997           1996
                                             -----------   ----------  -----------   -----------
REVENUES:
     Rental and other income                 $   893,028   $  876,834  $ 1,771,994   $ 1,650,927
     Interest                                        494        1,382          924         6,425
                                             -----------   ----------  -----------   -----------

                                                 893,522      878,216    1,772,918     1,657,352
EXPENSES:
     Interest expense                            149,630      153,918      294,740       312,029
     Depreciation and amortization               143,500      152,470      376,223       316,642
     Real estate taxes                           157,048      167,490      272,816       337,377
     Property management fees paid to
         Nooney Krombach Company                  54,109       60,161      107,578       106,514
     Reimbursement to Nooney Krombach
         Company for partnership management
         services and indirect expenses           10,000        6,250       20,000        12,500
     Repairs and maintenance                      45,574       54,775       86,476        88,029
     Professional services                        43,567       16,236      122,139       104,619
     Utilities                                    34,406       34,275       69,559        75,283
     Payroll                                      25,193       25,438       51,469        50,455
     Cleaning                                     41,568       44,102       79,215        81,681
     Parking lot / landscaping expenses           32,761       33,477       41,561        40,998
     Other operating expenses                     59,731       91,284      138,716       187,959
                                             -----------   ----------  -----------   -----------

                                                 797,087      839,876    1,660,492     1,714,086
                                             -----------   ----------  -----------   -----------

NET INCOME (LOSS)                            $    96,435   $   38,340  $   112,426   $   (56,734)
                                             ===========   ==========  ===========   ===========
NET INCOME(LOSS) PER LIMITED
     PARTNERSHIP UNIT                        $      4.96   $     1.97  $      5.79   $     (2.92)
                                             ===========   ==========  ===========   ===========

PARTNERS' EQUITY:
     Beginning of Period                     $ 8,488,258   $8,548,568  $ 8,472,267   $ 8,643,642
     Net Income (Loss)                            96,435       38,340      112,426       (56,734)
     Cash Distribution to Partners              (127,484)           0     (127,484)            0
                                             -----------   ----------  -----------   -----------

     End of Period                           $ 8,457,209   $8,586,908  $ 8,457,209   $ 8,586,908
                                             ===========   ==========  ===========   ===========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.

                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Six Months Ended
                                                               June 30,      June 30,
                                                                 1997          1996
                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                       $   112,426   $   (56,734)
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
             Depreciation and amortization                       376,223       316,642
             Real estate tax deposits received                         0       337,685

     Changes in assets and liabilities:
         (Increase) Decrease in accounts receivable              (43,008)      119,797
         Increase in prepaid expenses and deferred assets        (50,870)     (155,811)
         (Decrease) Increase in accounts payable                 (50,689)       35,016
         Decrease in accrued real estate taxes                   (87,227)      (48,901)
         Increase in refundable tenant deposits                   12,482        13,400
                                                             -----------   -----------

             Total Adjustments                                   156,911       617,828
                                                             -----------   -----------

             Net cash provided by operating activities           269,337       561,094
                                                             -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to investment property                            (80,771)     (269,710)
                                                             -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
     Cash distributions to partners                             (127,484)            0
     Payments on mortgage notes payable                          (46,734)            0
                                                             -----------   -----------

         Net cash used in financing activities                  (174,218)            0
                                                             -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         14,348       291,384

CASH AND CASH EQUIVALENTS, beginning of period                 1,323,026     1,092,159
                                                             -----------   -----------

CASH AND CASH EQUIVALENTS, end of period                     $ 1,337,374   $ 1,383,543
                                                             ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for interest             $   294,740   $   312,029
                                                             ===========   ===========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.

                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1997 and for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners and a corporate general partner of the Registrant are officers and directors of Nooney Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three and six months ended June 30, 1997 and 1996 was computed based on 19,221 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It should be noted that this 10-Q contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

Liquidity and Capital Resources

Cash on hand as of June 30, 1997, is $1,337,374 an increase of $14,348 when compared to the year ended December 31, 1996. The Registrant expects the properties to fund anticipated capital expenditures for the remainder of 1997. The anticipated capital expenditures by property are as follows:

                                 Other Capital  Leasing Capital    Total
                                 -------------  ---------------    -----

NorthCreek Office Park             $ 24,000       $ 84,500       $108,500
Tower Industrial Building                 0              0              0
Northeast Commerce Center                 0         75,723         75,723
Countryside Executive Center         72,401        269,569        341,970
Leawood Fountain Plaza (24%)          3,360         12,815         16,175
                                   --------       --------       --------
                                   $ 99,761       $442,607       $542,368
                                   ========       ========       ========

Leasing Capital at the four properties includes funds for tenant alterations and lease commissions for new and renewal tenants. Other Capital at NorthCreek Office Park consists of replacement of the restroom countertops and treatment of the wood shingle roofs. At Countryside Executive Center, Other Capital consists of parking lot resurfacing and repairs and painting of the building exterior siding. Other Capital at Leawood Fountain Plaza consists of sidewalk curb replacements and renovations to the second floor restrooms.

As previously disclosed, the Registrant feels that the market conditions exist whereby Countryside Executive Center should be sold due to the extremely high real estate taxes and ongoing capital expenditures that will be required at the property. The Registrant has been working with a local brokerage firm to increase occupancy prior to actively marketing the property for sale. For the past year, the brokerage firm has worked hard on increasing occupancy, but to date, no significant leasing progress has been made. The Registrant is reviewing sale scenarios to determine whether it should sell the property at its current occupancy level rather than continuing to operate the property while trying to accomplish additional leasing. The Registrant has reviewed the valuation of the property and does not believe that Countryside Executive Center needs to incur additional writedowns because an appraisal was performed by an independent appraisal firm in December 1996. The appraised value of the property using both the sales comparison approach ($4,230,000) and the income capitalization approach ($4,390,000) were both higher than the book value of Countryside
Executive Center at December 31, 1996 and June 30, 1997. While vacancy has increased since the appraisal was performed, upon review of the underlying assumptions of the appraisal, the Registrant does not believe that the drop in occupancy would result in a drop in the value of the property below book value. The Registrant will keep you updated on its decisions and progress in selling the property in upcoming quarters.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures from operations and cash reserves and maintain occupancy. Until such time as the real estate market recovers and profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.

Results of Operations by Property

The results of operations for the Registrant's properties for the quarters ended June 30, 1997 and 1996 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                          Tower         Northeast     Countryside     Leawood
                        NorthCreek      Industrial      Commerce       Executive      Fountain
                        Office Park      Building        Center          Center      Plaza (24%)
                        -----------      --------        ------          ------      -----------
     1997
     ----
Revenues                 $327,131        $50,011        $175,240        $275,563       $73,886
Expenses                  279,389         28,387         144,447         243,750        67,018
                         --------        -------        --------        --------       -------
Net Income (Loss)        $ 47,742        $21,624        $ 30,793        $ 31,813       $ 6,868
                         ========        =======        ========        ========       =======


     1996
     ----
Revenues                 $330,620        $47,007        $124,961        $305,661       $69,720
Expenses                  291,868         25,169         157,772         282,303        69,442
                         --------        -------        --------        --------       -------
Net Income (Loss)        $ 38,752        $21,838        $(32,811)       $ 23,358       $   278
                         ========        =======        ========        ========       =======

At NorthCreek Office Park net income for the quarter ended June 30, 1997 was $47,742 compared to net income of $38,752 in 1996. The increase in net income of $8,990 is a result of a decrease in rents of $3,489 and a decrease in expenses of $12,479. Revenues decreased due to a slight decrease in the occupancy when comparing the two quarters. Expenses decreased mainly due to decreases in depreciation expense ($10,344), and repairs and maintenance building ($3,174), partially offset by an increase in repair and maintenance electric ($1,887) and real estate taxes ($2,411).

Operating results at Tower Industrial Building remained relatively stable when comparing the quarter ended June 30, 1997 to the quarter ended June 30, 1995. The property continues to operate as anticipated.

For the quarter ended June 30, 1997 and 1996, revenues at Northeast Commerce Center were $175,240 and $124,961, respectively. The increase in revenues of $50,279 can be attributed to an increase in rental income and escalation income as a result in an increase in the occupancy. The property's expenses for the quarter ended June 30, 1997 and 1996, were $144,447 and $157,772, respectively. The decrease in expenses is attributable to decreases in repairs and maintenance heating, ventilation, air conditioning ($3,538), real estate taxes ($9,679) and vacancy expense ($4,226), partially offset by an increase in amortization ($5,815). Operations improved $63,604 when comparing the quarter ended 1997 to the quarter ended 1996.

Revenues at Countryside Executive Center were $275,563 for the quarter ended June 30, 1997 and $305,661 for the quarter ended June 30, 1996. Revenues, therefore, decreased $30,098 when comparing the two periods. The decrease in revenue is attributable to a decrease in miscellaneous income ($59,719) due to the receipt of a real estate tax refund in 1996 that is not a reoccurring event and a decrease in rental income ($16,942) due to a decrease in occupancy, partially offset by an increase in miscellaneous rental income ($40,186) due to the holdover of a major tenant paying double rent throughout the quarter. Expenses at Countryside Executive Center were $243,750 and $282,303 for the quarters ended June 30, 1997 and June 30, 1996, respectively. This decrease in expenses of $38,553 can be attributable to a decrease in cleaning expense ($2,702), repairs and maintenance building ($3,312), real estate taxes ($6,499), advertising ($5,800), and vacancy expense ($11,672), partially offset by increases in landscaping ($2,276) and professional services other ($6,404).

At Leawood Fountain Plaza, net income for the quarter ended June 30, 1997 and the quarter ended June 30, 1996 was $6,868 and $278, respectively, resulting in an increase in net income of $6,590 Revenues for the quarter ended June 30, 1997 and June 30, 1996 were $73,886 and $69,720, an increase of $3,608 due to an increase in escalation income for 1997. Expenses for the quarter ended June 30, 1997, as compared to June 30, 1996, decreased $2,424 due to small increases and decreases in numerous operating expenses.

The occupancy levels at June 30, 1997 are as follows:

                                 Occupancy levels as of June 30,
                                 -------------------------------
       Property                    1997       1996       1995
       --------                    ----       ----       ----

NorthCreek Office Park              97%        99%        93%
Tower Industrial Building          100%       100%       100%
Northeast Commerce Center           87%        87%        56%
Countryside Executive Center        52%        72%        81%
Leawood Fountain Plaza (24%)        90%        93%        93%

Leasing activity during the second quarter of 1997 at NorthCreek Office Park consisted of the renewal of three tenants occupying 4,301 square feet and one tenant vacating their space which occupied 1,330 square feet. The office park has one major tenant with two leases that comprise of 26% and 7% of the available space. These two leases expire in December 1998 and December 2003, respectively.

Tower Industrial Building remains leased 100% to a single tenant whose lease expires April 30, 2000.

There was no leasing activity during the quarter at Northeast Commerce Center. The property has three major tenants who occupy 50%, 18% and 11% of the property with leases that expire December 1998, October 1999, and June 2001, respectively.

Leasing activity during the quarter at Countryside Executive Center consisted of the Registrant signing two new leases for 6,331 square feet. Renewing one tenant occupying 3,656 square feet and two tenants vacating their spaces occupying a total of 12,582 square feet. Occupancy declined to 52% during the quarter. The property has no major tenants who occupy more than 10% of the available space.

During the second quarter of 1997, leasing activity at Leawood Fountain Plaza resulted in an increase in occupancy of 2% ending at 90%. The Registrant signed three new leases for 2,003 square feet and renewed one tenant for 1,613 square feet. No tenants vacated during the quarter. This property has one major tenant that leases approximately 10% of the available space with a lease which expires in July 1999.

1997 Comparisons

Consolidated revenues for the three month period ended June 30, 1997 and June 30, 1996, are $893,522 and $878,216, respectively. Consolidated revenues for the six month period ended June 30, 1997 and June 30, 1996, are $1,772,918 and $1,657,352, respectively. Revenues increased $15,306 for the three month period and $115,566 for the six month period ended June 30, 1997 when compared to the prior period. The increase in revenue is mainly attributable to increases in base rental revenue and escalation revenue at Northeast Commerce Center. During the period ended June 30, 1997 and June 30, 1996, consolidated expenses were $797,087 and $839,876. Consolidated expenses for the six month period ended June 30, 1997 and June 30, 1996, were $1,660,492 and $1,714,086, respectively.
Consolidated expenses decreased $42,789 and $53,594 for the three and six month periods ended June 30, 1997 when compared to the prior periods. The decrease in expenses for both the three and six month period are due to decreases in interest expense, real estate taxes, and other operating expenses, partially offset by increases in professional services.

1996 Comparisons

For the quarter ended June 30, 1996 consolidated revenues are $878,216 compared to $441,158 for the quarter ended June 30, 1995. For the six month period ended June 30, 1996 and 1995 consolidated revenues are $1,657,352 and $900,787, respectively. The significant increase in consolidated revenues is a direct result of the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). When comparing operating results for the quarter ended June 30, 1996 to 1995 as if the purchase of the additional undivided interest in the properties occurred December 31, 1994, consolidated revenues are $878,216 and $816,164, respectively. For the six month periods ended June 30, 1996 and 1995 consolidated revenues are $1,657,352 and $1,683,269, respectively. The increase in revenues when comparing similar ownership percentages for the quarter ended June 30, 1996 to 1995 can be attributed to Countryside Executive Center and a real estate tax refund received during the second quarter. The decrease in revenues for the six month period ended June 30, 1996 to 1995 of $25,917 relates to Countryside Executive Center occupancy level. The average occupancy for the six month period ended June 30, 1995 was 82% while for the six month period ended June 30, 1996 average occupancy is 72%. The decrease in rental income at Countryside Executive Center was offset by the receipt of a real estate tax refund. The operations of Northeast Commerce Center positively contributed to the offset of lost rental income at Countryside Executive Center. Revenues increased at Northeast Commerce Center due to an increase in average occupancy. Average occupancy for the six month period ended June 30, 1995 was 56% while for the six month period ended June 30, 1996 average occupancy is 70%.

As of June 30, 1996 and 1995 consolidated expenses for the quarter ended are $839,875 and $392,412. For the six month period ended June 30, 1996 and 1995 consolidated expenses are $1,714,086 and $807,209, respectively. The significant increase in consolidated expenses is a direct result of the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). When comparing operating results for the quarter ended June 30, 1996 to 1995 as if the purchase of the additional undivided interest in the properties occurred December 31, 1994, consolidated expenses are $839,876 and $744,747, respectively. For the six month period ended June 30, 1996 and 1995 consolidated expenses are $1,714,086 and $1,518,507, respectively. The increase in expenses for the quarter ended and six month period ended June 30, 1996 when compared to June 30, 1995 based on similar ownership percentages can be attributed to an increase in interest expense and professional fees offset by a decrease in depreciation expense. Interest expense increased $153,918 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). The increase in professional fees relates to the costs associated with the Consent Proxy. The decrease in depreciation expense can be attributed to Countryside Executive Center and the reclassification of the property to property held for sale. With the reclassification of the property effective January 1, 1996, under generally accepted accounting principals, the asset can no longer be depreciated.

Inflation

The effects of inflation did not have a material impact upon the Registrant's operations.

PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         See Exhibit Index on Page 12

     (b) Reports on Form 8-K

         None


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NOONEY INCOME FUND LTD. II, L.P.


Date:   August 14, 1997      By:  /s/ Gregory J. Nooney, Jr.
      -------------------       ---------------------------------
                                 Gregory J. Nooney, Jr.
                                 General Partner


                             PAN, INC.

                             By:  /s/ Patricia A. Nooney
                                ---------------------------------
                                 Patricia A. Nooney
                                 President


                             NOONEY INCOME INVESTMENTS TWO, INC.


                             By:  /s/ Gregory J. Nooney, Jr.
                                ----------------------------------
                                 Gregory J. Nooney, Jr.
                                 Chairman of the Board / Chief Executive Officer


                             By:  /s/ Patricia A. Nooney
                                ----------------------------------
                                 Patricia A. Nooney
                                 Senior Vice President and Secretary


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