Form 10-Q
period 1997-09-30
NOONEY INCOME FUND LTD II L P
filed 1997-11-14
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q
(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended                September 30, 1997
                             ---------------------------------------------------

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


                        Commission file number   0-14360
                                               ------------

                        NOONEY INCOME FUND LTD. II, L.P
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Missouri                                                43-1357693
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                       63105
-------------------------------------------               ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code      (314)863-7700
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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _____.

PART I
ITEM 1 - Financial Statements:


                        NOONEY INCOME FUND LTD. II, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                            September 30,   December 31,
                                                1997            1996
                                            (Unaudited)
ASSETS:                                     ------------    ------------

    Cash and cash equivalents               $  1,261,244    $  1,323,026
    Accounts receivable                          167,681         219,655
    Investment property, at cost:
        Land                                   2,618,857       2,618,857
        Buildings and Improvements            13,413,629      13,405,976
                                            ------------    ------------
                                              16,032,486      16,024,833
        Less accumulated depreciation         (4,062,051)     (3,710,204)
                                            ------------    ------------
                                              11,970,435      12,314,629
    Investment property-held for sale          2,544,777       2,483,469
                                            ------------    ------------
                                              14,515,212      14,798,098

    Prepaid and Deferred expenses -
     At amortized cost                           180,826         132,327
                                            ------------    ------------

                                            $ 16,124,963    $ 16,473,106
                                            ============    ============

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
    Accounts payable and accrued expenses   $     54,110    $    103,331
    Accrued real estate taxes                    439,133         582,482
    Refundable tenant deposits                   135,428         125,026
    Mortgage note payable                      7,119,899       7,190,000
                                            ------------    ------------

                                               7,748,570       8,000,839

Partners' Equity                               8,376,393       8,472,267
                                            ------------    ------------

                                            $ 16,124,963    $ 16,473,106
                                            ============    ============


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


                            NOONEY INCOME FUND LTD. II, L.P.

                                 (A LIMITED PARTNERSHIP)

                      STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                       (UNAUDITED)
                                       Three Months Ended        Nine Months Ended
                                     Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                        1997         1996         1997         1996
                                    -----------  -----------  -----------  -----------
REVENUES:
    Rental and other income         $   817,791  $   868,048  $ 2,589,785  $ 2,518,001
    Interest                                585          695        1,509        7,120
                                    -----------  -----------  -----------  -----------

                                        818,376      868,743    2,591,294    2,525,121
EXPENSES:
    Interest expense                    151,324      151,729      446,064      463,758
    Depreciation and amortization       118,812      169,173      495,035      485,815
    Real estate taxes                   168,892      108,877      441,708      446,254
    Property management fees paid to
        Nooney Krombach Company          49,261       52,710      156,839      159,224
    Reimbursement to Nooney Krombach
        Company for partnership
         management services and
         indirect expenses               10,000       10,000       30,000       22,500
    Repairs and maintenance              59,632       50,549      146,108      141,849
    Professional services                27,892       10,617      150,031      115,236
    Utilities                            35,019       39,112      104,578      114,395
    Payroll                              23,302       26,035       74,771       76,490
    Cleaning                             34,800       38,741      114,015      120,322
    Insurance                            15,768       16,073       47,294       45,065
    Parking lot/landscaping expenses     36,253       52,286       77,814       93,283
    Other operating expenses             40,753      168,387      147,943      323,210
                                    -----------  -----------  -----------  -----------

                                        771,708      894,289    2,432,200    2,607,401
                                    -----------  -----------  -----------  -----------

NET INCOME (LOSS)                   $    46,668  $   (25,546) $   159,094  $   (82,280)
                                    ===========  ===========  ===========  ===========
NET INCOME(LOSS) PER LIMITED
    PARTNERSHIP UNIT                $      2.40  $     (1.32) $      8.19  $     (4.25)
                                    ===========  ===========  ===========  ===========

PARTNERS' EQUITY:
    Beginning of Period             $ 8,457,209  $ 8,586,908  $ 8,472,267  $ 8,643,642
    Net Income (Loss)                    46,668      (25,546)     159,094      (82,280)
    Cash Distribution to Partners      (127,484)           0     (254,968)           0
                                    -----------  -----------  -----------  -----------

    End of Period                   $ 8,376,393  $ 8,561,362  $ 8,376,393  $ 8,561,362
                                    ===========  ===========  ===========  ===========

                     SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.

                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                        Nine Months Ended
                                                      Sept. 30,    Sept. 30,
                                                         1997         1996
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                $   159,094  $   (82,280)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Depreciation and amortization                  495,035      485,815
          Real estate tax deposits received                    0      337,685

    Changes in assets and liabilities:
        Decrease in accounts receivable                   51,974      224,237
        Increase in prepaid and deferred expenses        (95,474)    (180,345)
        Decrease in accounts payable                     (49,221)    (198,211)
        Decrease in accrued real estate taxes           (143,349)    (160,533)
        Increase in refundable tenant deposits            10,402       18,494
                                                     -----------  -----------

          Total Adjustments                              269,367      527,142
                                                     -----------  -----------

          Net cash provided by operating activities      428,461      444,862
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Additions to investment property                    (165,174)    (338,782)
                                                     -----------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
    Cash distributions to partners                      (254,968)           0
    Payments on mortgage notes payable                   (70,101)           0
                                                     -----------  -----------

        Net cash used in financing activities           (325,069)           0
                                                     -----------  -----------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                     (61,782)     106,080

CASH AND CASH EQUIVALENTS, beginning of period         1,323,026    1,092,159
                                                     -----------  -----------

CASH AND CASH EQUIVALENTS, end of period             $ 1,261,244  $ 1,198,239
                                                     ===========  ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for interest     $   446,064  $   463,758
                                                     ===========  ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED September 30, 1997 AND 1996


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1997 and for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners and a corporate general partner of the Registrant are officers and directors of Nooney Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The earnings per limited partnership unit for the three and nine months ended September 30, 1997 and 1996 was computed based on 19,221 units, the number of units outstanding during the periods.

NOTE E:

On November 6, 1997, Nooney Company sold its 75% interest in Nooney Income Investments Two, Inc., to S-P Properties, Inc., a California corporation, which in turn is a wholly-owned subsidiary of CGS Real Estate Company, Inc., a Texas corporation. CGS Real Estate Company, Inc. also purchased the entire real estate management business operated by Nooney Krombach Company. Following the sale, control of the Registrant now rests with CGS Real Estate Company, Inc.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It should be noted that this 10-Q contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for Registrant. Actual results could differ materially from those contemplated by such statements.

Liquidity and Capital Resources

Cash on hand as of September 30, 1997 is $1,261,244 a decrease of $61,782 when compared to the year end December 31, 1996. The decrease in cash can be attributable to the Registrant making two cash distributions to partners of $6.25 per unit each, payments on mortgage notes payable ($70,101) and capital improvements to the properties of $165,174. Based on the current cash balances and the properties' ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 1997. These anticipated capital expenditures by property are as follows:

                                         Other     Leasing
                                        Capital    Capital     Total
                                        -------    -------     -----

NorthCreek Office Park                 $ 11,250   $ 33,512   $ 44,762
Tower Industrial Building                   -0-        -0-        -0-
Northeast Commerce Center                   -0-     50,317     50,317
Countryside Executive Center             15,421    331,001    346,422
Leawood Fountain Plaza (24%)              1,440     26,729     28,169
                                       --------   --------   --------
                                       $ 28,111   $441,559   $469,670
                                       ========   ========   ========


Leasing capital at the Registrant's properties include funds for tenant alterations and lease commissions for new and renewal leases. Other capital expenditures at NorthCreek Office Park are for new restroom counter tops. Other capital at Countryside Executive Center is for repair and painting of the building siding and other capital at Leawood Fountain Plaza is for sidewalk and curb replacement.

As previously discussed, the Registrant feels that the market conditions exist whereby Countryside Executive Center should be sold due to the extremely high real estate taxes and ongoing capital expenditures that will be required at the property. The Registrant continues to work with the local brokerage firm to increase occupancy prior to actively marketing the property for sale. The Registrant has reviewed the valuation of the property and does not believe that Countryside Executive Center needs to incur additional write downs even though occupancy has dropped during 1997. The appraised value of the property as of December 1996 using a sale comparison approach and income capitalization approach were both higher than the book value of Countryside Executive Center at December 31, 1996 and September 30, 1997. The Registrant will keep you updated on its decisions and progress in selling the property in upcoming quarters.

Results of Operations by Property

The results of operations for the Registrant's properties for the quarters ended September 30, 1997 and 1996 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                Tower        Northeast  Countryside  Leawood
                   NorthCreek   Industrial   Commerce    Executive   Fountain
                   Office Park  Building      Center       Center    Plaza (24%)
                   -----------  --------      ------       ------    -----------
1997
----

Revenues            $ 344,538   $  50,929   $ 175,346    $ 178,449    $  71,804
Expenses              302,749      27,954     175,861      243,115       67,531
                    ---------   ---------   ---------    ---------    ---------

Net Income (Loss)   $  41,789   $  22,975   $    (515)   $ (64,666)   $   4,273
                    =========   =========   =========    =========    =========

1996
----

Revenues            $ 350,526   $  49,215   $ 162,109    $ 251,939    $  64,698
Expenses              297,160      25,430     188,389      306,025       67,870
                    ---------   ---------   ---------    ---------    ---------

Net Income (Loss)   $  53,366   $  23,785   $ (26,280) $   (54,086)   $  (3,172)
                    =========   =========   =========    =========    =========

At Leawood Fountain Plaza and Tower Industrial the quarter ending results from September 30, 1997 when compared to 1996 remained relatively stable.

At NorthCreek Office Park revenues decreased by approximately $6,000 due to a decrease in base rental income partially offset by an increase in the escalation income. Overall expenses increased slightly for the quarter ended 1997 when compared to the same period in the prior year. The increase in expenses was due to an increase in depreciation ($13,211) and professional services-legal ($5,129), partially offset by a decrease in amortization ($4,089) and a decrease in parking lot repairs ($14,579).

At Northeast Commerce Center revenues increased due to an increase in miscellaneous income and escalation income. Operating expenses decreased when comparing the quarter ended September 30, 1997 to the same period in the prior year. Decreases in expenses were noted in parking lot repairs ($14,131), real estate taxes ($9,679), and vacancy expenses ($4,418), partially offset by an increase in depreciation ($11,261).

At Countryside Executive Center revenues decreased significantly due to the decrease in occupancy when comparing quarter ended September 30, 1997 to the prior year. Decreases were noted in rental income ($68,081) as well as escalation income ($4,821), partially offset by an increase in miscellaneous income ($13,458). Expenses at Countryside Executive Center decreased approximately $63,000 when comparing the quarter ended September 30, 1997 to the similar period of the prior year. The main decrease in expenses was due to the fact that in 1996 the Registrant paid a real estate tax appeal fee to a real estate tax consultant in the amount of $130,267. This type of fee only occurs once every three years at the tri-annual reassessment of the property. This decrease in other expenses was partially offset by an increase in real estate taxes ($69,897) and parking lot repairs ($13,150).




The occupancy levels at September 30 are as follows:

                                       Occupancy Levels at September 30,
                                       ---------------------------------
PROPERTY                              1997           1996            1995
--------                              ----           ----            ----

NorthCreek Office Park                 92%            98%             94%
Tower Industrial Building             100%           100%            100%
Northeast Commerce Center              94%            87%             56%
Countryside Executive Center           49%            74%             70%
Leawood Fountain Plaza (24%)           87%            90%             96%

At NorthCreek Office Park occupancy decreased during the quarter to 92%. Leasing activity consisted of four new tenants signing leases for 8,901 square feet, six tenants signing renewal leases who occupy 5,179 square feet and six tenants vacating their spaces who occupied 13,386 square feet. The Office Park has one major tenant with two leases that comprise approximately 36% of the available space. These two leases expire December 1998 and December 2003, respectively.

The Tower Industrial Building is leased to a single tenant whose lease expires on April 30, 2000.

At Northeast Commerce Center, leasing activity during the quarter consisted of one tenant expanding their space taking on an additional 6,222 square feet, resulting in occupancy at the quarter's end improving to 94%.

At Countryside Executive Center, occupancy decreased from 52% at the beginning of the quarter to 49% at the end of the quarter. Leasing activity during the quarter consisted of one tenant renewing its lease in 1,420 square feet and two tenants vacating their space who occupied 2,477 square feet. There are no major tenants who occupy more than 10% of the available space. In December 1997, a new tenant signed a lease for 12,022 square feet, which comprises approximately 13% of the available space.

During the third quarter of 1997 occupancy at Leawood Fountain Plaza decreased from 90% at the beginning of the quarter to 87% at the quarter's end. Leasing activity during the quarter consisted of eight tenants renewing their leases for 12,296 square feet and two tenants vacating their leases which occupied 2,644 square feet. The property has two major tenants who occupy approximately 10% and 11% of the available space with leases which expire in July 1999 and July 1998, respectively.

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

Results of Consolidated Operations 1997

For the quarter ended September 30, 1997 and September 30, 1996, consolidated revenues were $818,376 and $868,743, respectively. Consolidated revenues decreased $50,367 when comparing quarter ended September 30, 1997 to the same period in the prior year. This decrease in revenues is due to a decrease in rental income ($68,081) at Countryside Executive Center as previously discussed.


For the nine month period ended September 30, 1997 and September 30, 1996 consolidated revenues were $2,591,294 and $2,525,121, respectively. Consolidated revenues for the nine months ended September 30, 1997 increased $66,171 when compared to the prior year. This increase in revenues for the nine month period ended is due primarily to the major tenant at Countryside who occupied space on a holdover lease paying double rent from January through June 30 of 1997. This tenant paid $177,700 during 1997 compared to $126,686 for the nine months ended September 30, 1996.

Consolidated expenses for the three months ended September 30, 1997 and September 30, 1996 were $771,708 and $894,289, respectively. Consolidated expenses decreased $122,581 when comparing the quarter ended September 30, 1997 to the same period in the prior year. The decrease in expenses occurred due to decreases in depreciation and amortization ($50,361), parking lot/landscaping expenses ($16,033), and other operating expenses ($127,634), partially offset by increases in real estate taxes ($60,015) and professional services ($17,221).

Consolidated expenses for the nine months ended September 30, 1997 and September 30, 1996 were $2,433,200 and $2,607,401, respectively. Consolidated expenses decreased $175,201 when comparing the nine months ended September 30, 1997 to the similar period of the prior year. The decrease in consolidated expenses was due to a decrease in interest expense ($17,694), utilities ($9,817), parking lot/landscaping expenses ($15,471), and other operating expenses ($174,796), partially offset by an increase in professional services ($34,794). The decrease in other operating expenses is due to the fact that in 1996 a real estate tax consultant's fee was paid for an appeal of the real estate taxes. This fee only occurs once every three years at the tri-annual assessment. The decrease in interest expense is due to the paydown of the debt during the year. Other operating expenses decreased primarily due to the 1996 real estate tax consultant fee of $130,267 discussed above and a decrease of ($25,000) in vacancy related expenses because in 1996 there was a larger volume of costs incurred to ready vacant units for leasing.

Results of Consolidated Operations 1996

For the quarter ended September 30, 1996 consolidated revenues are $868,743 compared to $439,781 for the quarter ended September 30, 1995. For the nine month period ended September 30, 1996 and 1995 consolidated revenues are $2,525,121 and $1,340,568, respectively. The significant increase in consolidated revenues is a direct result of the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). When comparing operating results for the quarter ended September 30, 1996 to 1995 as if the purchase of the additional undivided interest in the properties occurred December 31, 1994, consolidated revenues are $868,743 and $790,289, respectively. The increase in revenues when comparing similar ownership percentages for the quarter ended September 30, 1996 to 1995 can be primarily attributed to increases in rental income and expense recovery income at both Northeast Commerce Center and NorthCreek Office Park. At Northeast Commerce Center, the increase in rental income can be attributed to an increase in occupancy throughout 1996. At NorthCreek Office Park, the increase in rental income is attributable to the Registrant's ability to increase rental rates through lease renewals and new tenant move-ins. The increase in expense recovery income relates to increases in expenses from 1994 to 1995, as recoverable expenses increase from year to year for the periods ended September 30, 1996 and 1995, consolidated revenues are $2,525,121 and $2,473,557, respectively. The increase in revenues for the nine month period ended September 30, 1996 when compared to 1995 is $117,736. The increase in revenues relates to increases in rental income and expenses recovery income at Northeast Commerce Center and NorthCreek Office Park. The increases can be attributed to the reasons previously noted. Along with the increases in rental income and expense recovery income, the Registrant received a real estate tax refund during the second quarter of 1996 relating to Countryside Executive Center. Offsetting the revenue increase was an increase in rent concessions.

As of September 30, 1996 and 1995 consolidated expenses for the quarter ended are $894,289 and $384,479. For the nine month period ended September 30, 1996 and 1995 consolidated expenses are $2,607,401 and $1,191,688, respectively. The increase in consolidated expenses is a direct result of the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). When comparing operating results for the quarter ended September 30, 1996 to 1995 as if the purchase of the additional undivided interest in the properties occurred December 31, 1994, consolidated expenses are $894,289 and $809,709, respectively. The increase in expenses when comparing similar ownership percentages can be attributed to an increase in interest expense offset by a decrease in depreciation expense.
Interest expense increased $151,729 due to the first mortgage debt the Registrant assumed through the purchase of the undivided interest in NorthCreek Office Park (55%), Countryside Executive Center (50%) and Northeast Commerce Center (55%). The decrease in depreciation expenses of $42,975 can be attributed to Countryside Executive Center and the reclassification of the property to property held for sale. With the reclassification of the property effective December 31, 1995, under generally accepted accounting principles, the asset can no longer be depreciated, but instead is stated at its net realizable value. When comparing operating results for the nine month period ended September 30, 1996 to 1995 as if the purchase of the additional undivided interest in the properties occurred December 31, 1995, consolidated expenses are $2,607,401 and $2,281,544, respectively. The increase in expenses for the nine month period is also attributable to an increase in interest expense of $463,758 and a decrease in deprecation expenses of $119,918.

Inflation

The effects of inflation did not have a material impact upon the Registrant's operations.


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


    (a) Exhibits

           None

    (b) Reports on Form 8-K

           On July 3, 1997, the Registrant filed a report on Form 8-K which reported an Item 5, Other Events.

           On September 30, 1997, the Registrant filed a report on Form 8-K which reported an Item 5, Other Events.

           On November 14, 1997, the Registrant filed a report on Form 8-K which reported an Item 1, Changes in Control of Registrant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NOONEY INCOME FUND LTD. II, L.P.

Dated: November 14, 1997                Nooney Income Investments Two, Inc.
      ------------------



                                        By: /s/ Gregory J. Nooney, Jr.
                                        ------------------------------
                                        Gregory J. Nooney, Jr.
                                        Chairman of the Board and
                                        Chief Executive Officer


                                        By: /s/ Patricia A. Nooney
                                        --------------------------
                                        Patricia A. Nooney
                                        Senior Vice President and Secretary