Form 10-K405
period 1997-12-31
NOONEY INCOME FUND LTD II L P
filed 1998-03-30
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ----------

                                    FORM 10-K
(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCGANGE ACT
    OF 1934 [FEE REQUIRED]



For the fiscal year ended           December 31, 1997
                         -------------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to _________________________

                         Commission file number  0-14360
                                               -----------

                        NOONEY INCOME FUND LTD. II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Missouri                                    43-1357693
---------------------------------                      -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

500 N. Broadway, St. Louis, Missouri                      63102
-------------------------------------------            -------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (314) 206-4600
                                                  ------------------------------

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------

                 None                          Not Applicable
-----------------------------------    -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

_X_      Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 1998, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $19,221,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1998, by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of the General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

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

The real estate investment market began to improve in 1994, continued this improvement through 1997, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds from the sale or financing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- for a discussion of possible future acquisitions and possible sales of properties.)

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

The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment properties are provided by Nooney, Inc., an affiliate of the General Partners.

Throughout the 10-K, references are made to the following companies listed in Column A below. Please note that on January 28,1998, the names of said companies were changed to the names listed in Column B below.

         Column A                           Column B
         --------                           --------

         Nooney Company                     Brooklyn Street Properties, Inc.
         Nooney Krombach Company            Hanley Brokers, Inc.

ITEM 2:      PROPERTIES

On February 20, 1985, the Registrant acquired a 24% interest as a tenant in common in Leawood Fountain Plaza, a three building office complex in Leawood, Kansas. Constructed in two phases in 1982 and 1983, the buildings contain approximately 29,000, 28,000 and 25,000 net rentable square feet respectively, or an aggregate of approximately 82,000 net rentable square feet of office space. The buildings are located on a 7.9 acre site which provides paved parking for 403 cars. The purchase price of the complex was $9,626,576, of which $2,310,379 was paid by the Registrant for its 24% interest. The remaining 76% interest was purchased by Nooney Income Fund Ltd., L.P., an affiliate of the Registrant, as the other tenant in common. All costs and revenues attributable to the operation of the complex are shared by the Registrant and Nooney Income Fund Ltd., L.P. in proportion to their respective percentage interests. The complex was 89% leased by 38 tenants at December 31, 1997. (See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

On March 20, 1986, the Registrant acquired the Tower Industrial Building, an office warehouse located at 750-760 Tower Road in Mundelein, Illinois, a suburb of Chicago. The purchase price of the building was $1,235,820. The one-story concrete block building contains approximately 42,000 net rentable square feet and is situated on a 3 acre site which provides parking for 140 cars. The building is currently 100% leased by Baxter International Inc. (See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.)

On December 16, 1986, the Registrant acquired a 50% interest as a tenant in common in Countryside Executive Center, a single story office building located at 1210-1270 W. Northwest Highway in Palatine, Illinois, a suburb of Chicago. The building contains approximately 91,000 net rentable square feet and is situated on an 8.6 acre site which provides parking spaces for 467 cars, some of which spaces are shared with adjoining properties pursuant to a mutual easement agreement which also provides for the sharing of certain expenses. The total purchase price of the building was $9,853,660, of which $4,926,830 was paid by the Registrant for its 50% interest. The remaining 50% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in Countryside Executive Center for $1,250,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the building were shared by the Registrant and a subsidiary of the mortgage lender in proportion to their respective percentage interests. The building was 72% leased by 33 tenants at December 31, 1997. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

On December 29, 1986, the Registrant acquired a 45% interest as a tenant in common in Wards Corner Business Center A & B, a two building office/warehouse/showroom facility located at 420- 422 Wards Corner Road in Loveland, Ohio, a suburb of Cincinnati. Effective January 1, 1996, the property known as Wards Corner was renamed Northeast Commerce Center. The two single-story buildings contain 50,000 net rentable square feet each, or an aggregate of approximately 100,000 net rentable square feet. The buildings are situated on a 7.5 acre site which provides parking for 278 cars. The total purchase price of the buildings was $6,630,395, of which $2,983,678 was paid by the Registrant for its 45% interest. The remaining 55% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in Northeast Commerce Center for $1,980,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the buildings were shared by the Registrant and a subsidiary of the mortgage lender in proportion to their respective percentage interests. The buildings were 94% leased by 4 tenants at December 31, 1997. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

On December 29, 1986, the Registrant acquired a 45% interest as a tenant in common in NorthCreek Office Park, a three building office complex located at 8220, 8240 and 8260 NorthCreek Drive in Cincinnati, Ohio. Constructed in phases in 1984 and 1986, the three-story buildings contain 19,500, 24,000 and 48,000 net rentable square feet respectively, or an aggregate of approximately 91,500 net rentable square feet. The buildings are located on a 8.4 acre site which provides paved parking for 366 cars. The purchase price of the complex was $11,063,260, of which approximately $4,978,467 was paid by the Registrant for its 45% interest. The remaining 55% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in NorthCreek Office Park for $3,960,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the complex were shared by the Registrant and a subsidiary of the mortgage lender in proportion to their respective percentage interests. The complex was 89% leased by 32 tenants at December 31, 1997. (See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

Reference is made to Note 7 of Notes to Financial Statements for a description of revenues derived from major tenants.

Reference is made to Note 4 of Notes to Financial  Statements  filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of December 31, 1997, relating to the properties owned by the Registrant.



                                            AVERAGE
                                            ANNUALIZED
                               TOTAL        EFFECTIVE                 PRINCIPAL TENANTS
                     SQUARE    ANNUALIZED   BASE RENT PER  PERCENT    OVER 10% OF PROPERTY          LEASE
PROPERTY             FEET      BASE RENT*   SQUARE FOOT    LEASED     SQUARE FOOTAGE                EXPIRATION
--------             ------    ----------   -----------    -------    --------------------         -----------
Tower Industrial                                                      Baxter International Inc.
Building             42,000    $ 155,400        $3.69     100%        (100%)                       2000
Leawood Fountain                                                      Midwest Mechanical (11%)     1998
Plaza                82,000    $1,134,000      $15.51      89%        Family Medical Care of
                                                                      Kansas City (10%)            1999
Northeast                                                             Baldwin Piano & Organ
Commerce Center     100,000    $   602,000     $ 6.42      94%        Co. (50%)                    1998
                                                                      Hill Top Research (17%)      2002
                                                                      Aerospace International
                                                                      (19%)                        1999
Countryside
Executive Center     91,000    $ 1,054,000     $15.94      72%        Dietzgen Corporation
                                                                      (17%)                        2005
NorthCreek Office                                                     Cincinnati Group Health
Park                 91,500    $1,134,000      $13.90      89%        Associates (26%),(7%)        2003, 1998

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

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

                                     PART II
                                     -------

ITEM 5:      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

As of February 1, 1998 there were 1,428 record holders of Interests in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.

              Cash Distributions Paid Per Limited Partnership Unit
              ----------------------------------------------------

          First Quarter   Second Quarter   Third Quarter   Fourth Quarter
          -------------   --------------   -------------   --------------


1996            0               0                 0             $12.50

1997            0              $6.25             $6.25            0


ITEM 6:  SELECTED FINANCIAL DATA

                                                                     Year Ended December 31,
                                           ---------------------------------------------------------------------------
                                                1997            1996          1995 (1)        1994            1993

                                                          (Not covered by independent auditors' report)

Rental and other income                    $  3,355,159   $  3,502,080   $  1,754,750    $  1,729,872    $  1,843,782

Net income (loss)                                63,587         83,571        209,517         254,046     (1,261,814)

Data per limited partnership unit:

  Net income (loss)                                2.66           3.69          10.17           12.16         (65.61)

  Cash distributions - Investment income           2.66           3.69          10.17           12.16             --

  Cash distributions - Return of capital           9.84           8.81           2.33            6.59           12.50

Weighted average limited partnership
  units outstanding                              19,221         19,221         19,221          19,221          19,221

At year-end:

  Total assets                               16,563,704     16,473,106     16,803,566       9,118,452       9,287,233

  Investment property, net                   14,744,540     14,798,098     15,166,737       7,803,472       7,980,243

  Mortgage note payable                       7,096,532      7,190,000      7,190,000             --              --

  Partners' equity                            8,280,887      8,472,267      8,643,642       8,689,086       8,817,462

See Item 7: Management's Discussion and Analysis for discussion of comparability of items.

(1) Balance sheet information includes the effects of an acquisition which occurred on December 29, 1995. See Note 1 to financial statements.


ITEM: 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of December 31, 1997, is $1,378,138, an increase of $55,112 from the year ended December 31, 1996. The Registrant expects the capital expenditures during 1998 will be adequately funded by current cash reserves and the properties' operating cash flow. The anticipated capital expenditures are as follows:

                                     Other         Leasing
                                    Capital        Capital          Total
                                    -------------------------------------
NorthCreek Office Park             $ 11,000       $131,067       $142,067
Tower Industrial Building                 0              0              0
Northeast Commerce Center                 0         34,372         34,372
Countryside Executive Center         38,000        223,382        261,382
Leawood Fountain Plaza (24%)          8,400         34,775         43,175
                                    -------       --------       --------
                                    $57,400       $423,596       $480,996
                                    =======       ========       ========

At NorthCreek Office Park, other capital has been budgeted for replacement of wall covering and leasing capital is anticipated for tenant improvements and lease commissions on new and renewal deals.

At Tower Industrial Building, no capital is anticipated.

At Northeast Commerce Center, leasing capital has been budgeted for a new tenant to occupy the current vacant space.

At  Countryside   Executive   Center,   other  capital  has  been  budgeted  for
installation of an irrigation system, new conference room furniture, and new property identification signage. Leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants.

At Leawood Fountain Plaza, leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants. Other capital budgeted is for recarpeting hallways in one building, sidewalk/curb replacements, replacing exterior lighting throughout the property, and repainting of the hallways and stairwells.

As previously disclosed, the Registrant feels that the market conditions exist where Countryside Executive Center should be sold. The strategy has been to lease up the property and, once an acceptable level of occupancy has been obtained, to put the building on the market for sale. The Registrant is working closely with a local brokerage firm in the market area of the property. During 1997 occupancy improved from 61% at the beginning of the year to 72% at year-end.

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

Results of Operations

The results of operations for the Registrant's properties for the years ended December 31, 1997, 1996 and 1995 are detailed in the schedule below. Expenses of the Registrant are excluded.

                   NorthCreek    Tower      Northeast  Countryside  Leawood
                   Office Park  Industrial  Commerce    Executive   Fountain
                      (100%)      (100%)     (100%)   Center (100%) Plaza (24%)
                   -----------  ---------  ---------- -------------  -----------
1997
----
Revenues           $ 1,303,843  $ 196,947  $ 676,065   $  905,834   $ 283,881
Expenses             1,222,155    106,565    625,690      975,298     263,850
                   ----------------------------------------------------------
Net Income (Loss)  $    81,688  $  90,382  $  50,375   $ (69,464)   $  20,031

1996
----
Revenues           $ 1,387,766  $ 199,099  $ 582,345   $1,068,983   $ 286,674
Expenses             1,171,977    109,090    671,080    1,087,519     278,219
                   ----------------------------------------------------------
Net Income (Loss)  $   215,789  $  90,009  $ (88,735)  $ (18,536)   $   8,455

Note: In 1995, the Registrant owned only a partial interest in three of its properties. The results of operations for those years reflect the following percentage.

                   NorthCreek    Tower      Northeast  Countryside  Leawood
                   Office Park  Industrial  Commerce    Executive   Fountain
                     (45%)        (100%)      (45%)    Center (50%) Plaza (24%)
                   -----------  ---------  ---------- -------------  -----------
1995
----
Revenues           $ 588,137    $ 189,118  $ 190,971   $ 537,615    $ 279,202
Expenses             426,096       98,856    235,966     619,398      258,081
                   ----------------------------------------------------------

Net Income (Loss)  $ 162,041    $  90,262  $ (44,995)  $ (81,783)   $  21,121

1997 Property Comparisons

At NorthCreek Office Park, revenues decreased $83,923 from 1996 to 1997 due to a decrease in base rental income ($37,501) and a decrease in escalation income ($44,162). Expenses increased $50,178 when comparing the two years due to an increase in depreciation expense ($54,217), an and an increase in real estate taxes ($8,032), partially offset by a decrease in parking lot expense ($14,402).

The operations at Tower Industrial Building, which remains occupied by a single tenant, have been relatively stable over the three-year period.

Operating results at Northeast Commerce Center improved significantly during 1997. Revenues increased $93,720 due to a continuing increase in occupancy during the year. Expenses at Northeast Commerce Center decreased $45,390 due mainly to a decrease in real estate tax expenses ($80,788) due to a lower tax assessment in the current year. In addition, parking lot expenses decreased ($14,163), partially offset by increases in depreciation ($45,497), and amortization ($22,168) due to the addition of capital improvements at the property as a result of the tenants that have been put in place over the past two years.

At Countryside Executive Center, revenues decreased $163,149 during 1997. The decrease in revenues is attributable to a decrease in occupancy. The occupancy at the beginning of the year was 61%. It decreased to 51% during the year, however, leasing at year end improved and the occupancy ended at 72%. Thus, this decrease in revenues is due to decreases in the rental income. Offsetting the decrease in rental income was an increase in miscellaneous rental income due to the fact that one major tenant paid double rent for five months of the year while they were remaining on a month-to-month lease. This tenant ultimately left the building due to the Registrant's inability to accommodate its expansion needs. Expenses at Countryside Executive Center decreased $112,221 when comparing 1997 to the prior year. Expenses which decreased were mainly cleaning ($11,949), heating, ventilating and air conditioning repairs and maintenance ($15,125), and real estate taxes ($72,563).

At Leawood Fountain Plaza, revenues were relatively stable, decreasing only $2,793 when comparing the two years. Expenses also decreased $14,69 due to decreases in electric expense ($8,509), parking lot expenditures ($3,442), and electric repairs and maintenance ($2,412), partially offset by an increase in building repairs and maintenance ($7,418).

The Registrant has a first mortgage with a floating interest rate of 3/4% over the then published prime rate of the lender. The properties which are collateral for this loan are NorthCreek Office Park, Countryside Executive Center and Northeast Commerce Center. The balance of the loan as of December 31, 1997, is $7,096,532. The interest rate at year end was 9.25%. The mortgage note agreement provides for a 3.25% interest rate on outstanding prinicpal if a compensating balance is maintained during the immediately preceding month. During 1997 the Partnership decreased interest expense by approximately $60,000 from the compensating balance clause.

The occupancy levels at the Registrant's properties as of December 31, 1997, 1996 and 1995 are detailed in the schedule below.

                                       Occupancy rates at December 31,
                                        1997      1996        1995
                                        --------------------------

       NorthCreek Office Park            89%       98%         97%
       Tower Industrial                 100%      100%        100%
       Northeast Commerce Center         94%       87%         56%
       Countryside Executive Center      72%       61%         73%
       Leawood Fountain Plaza            89%       92%         92%

Operating results for NorthCreek Office Park, Northeast Commerce Center and Countryside Executive Center varify significantly when comparing 1996 results to 1995. To analyze these three properties, the Registrant will reflect operating results as if the properties were 100% owned by Registrant throughout 1995.

For the quarter ended December 31, 1997, occupancy at NorthCreek Office Park decreased from 92% at the beginning of the quarter to 89% at the quarter's end. During the quarter, leasing activity consisted of four new tenants leasing 6,797 square feet, one tenant renewing its lease in 597 square feet, and two tenants vacating 9,485 square feet. Leasing activity for the year consisted of eight new leases for tenants occupying 15,698 square feet, ten tenants renewing their leases for 10,936 square feet, and nine tenants vacating 24,201 square feet. NorthCreek Office Park has one major tenant which occupies space under two leases which, together, comprise 33% of the available space. These leases expire in December 1998 and 2003.

Tower Industrial Building is leased by a single tenant whose lease expires on April 30, 2000.

At Northeast Commerce Center, there was no leasing activity during the fourth quarter. During 1997, one tenant moved in occupying 6,222 square feet. There are three major tenants at this property occupying 50%, 17% and 19% of the space, respectively, with lease expirations of 1998, 2002 and 1999.

During the fourth quarter at Countryside Executive Center, four new tenants leased 21,929 square feet, one tenant renewed it lease for 1,457 square feet, and one tenant vacated 423 square feet. Leasing activity for the year can be summarized as follows. Eight new tenants signed leases for 29,734 square feet, five tenants renewed their leases for 8,977 square feet, and seven tenants vacated 19,289 square feet. There is one major tenant at Countryside who occupies 14% of the space with a lease which expires in 2005.

During the fourth quarter at Leawood Fountain Plaza, occupancy increased to 89% from 87%. The increase is attributable to three new leases being signed for 4,095 square feet. In addition, one tenant renewed 1,142 square feet and one tenant vacated 2,760 square feet. During the year, the Registrant signed seven new leases for 6,678 square feet, renewed leases with eleven tenants occupying 16,441 square feet, while six tenants occupying 9,174 square feet vacated. The property has two major tenants who occupy 11% of the space with a lease which expires in July 1998 and 10% of the available space with a lease which expires in July 1999, respectively.

Year 2000 issues

The Registrant believes that the impact of the year 2000 will not have a material impact on future results. The management company employed by the Registrant utilizes various computer software packages as tools in running its accounting operations. The Registrant's properties are maintained on software provided by a third party. The management company has received information from that company indicating that the main software program has all its core products already compatible with 2000 dates and that these have been proven in the field for over five years. A few of the add on products that are not critical to the management company's business are in process of being updated and the third party vendor anticipates compliance by the end of 1998.

1997 Comparisons

For the year ended December 31, 1997, the Registrant's consolidated revenues were $3,356,773 compared to $3,509,669 for the year ended December 31, 1996. Thus, revenues decreased $152,896 when comparing the two years. This decrease in revenue is due to a decrease in base rental income at Countryside Executive Center and NorthCreek Office Park.

For the year ended December 31, 1997, consolidated expenses were $3,293,186 as compared to $3,426,098 for the year ended 1996. Expenses decreased due to a decrease in real estate tax expense ($156,800) due to the decreased real estate tax assessment noted above, a decrease in other operating expenses ($45,874), partially offset by an increase in professional services ($92,379). Net income for the year ended 1997 was $63,587 as compared to $83,571 for the year ended 1996. During 1997, net cash provided by operating activities was $954,807. This cash was used to provide capital improvements to the properties of $551,260, cash distributions to partners were paid in the amount of $254,967, and principal payments on the mortgage loan were made in the amount of $93,468.

1996 Comparisons

As of December 31, 1996, the Registrant's consolidated revenues were $3,509,669 compared to $1,786,540 for the year ended December 31, 1995. This increase of 96% is attributable to the fact that the Registrant now owns 100% of Countryside Executive Center, Northeast Commerce Center and NorthCreek Office Park. In prior years, the Registrant owned 50%, 45% and 45%, respectively.

For the year ended December 31, 1996, consolidated expenses were $3,426,098 compared to $1,577,023 for the year ended 1995. Consolidated expenses significantly increased due to the fact that the Registrant now owns 100% of Countryside Executive Center, Northeast Commerce Center and NorthCreek Office Park. In addition, the Registrant placed a first mortgage loan on these properties at the time of the purchase. Consolidated interest expense for 1996 was $614,006. Net income on a consolidated basis decreased from $209,517 in 1995 to $83,571 in 1996. Net income per limited partnership unit decreased from $10.17 to $3.69 in 1996. The decreases in net income were attributable to depreciation expense and to the interest expense the Registrant now incurs.
During 1996, the Registrant distributed $254,946 to the partners and had net additions to the investment properties of $225,189.

Inflation

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal l996 or 1997.

Interest Rates

Interest rates on floating rate debt remained constant in 1996 and went down in 1997. Future increases in the prime interest rate can adversely affect the operations of the Registrant.



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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III
                                    --------

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partners of the Registrant responsible for all aspects of the Registrant's operations are Gregory J. Nooney, Jr., age 67, Nooney Income Investments Two, Inc., a Missouri corporation, and PAN, Inc., a Missouri corporation. Gregory J. Nooney, Jr. is a senior officer of Nooney Company, the sponsor of the Registrant.

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

Gregory J. Nooney, Jr. and John J. Nooney are brothers. Gregory J. Nooney, Jr. and the estate of Faith L. Nooney (the deceased wife of John J. Nooney) are stockholders of Nooney Company, with Gregory J. Nooney, Jr. controlling all voting stock of Nooney Company.

PAN, Inc.  became a General  Partner during 1997 and is wholly-owned by Patricia
A. Nooney, the daughter of Gregory J. Nooney, Jr.

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

On October 31, 1997, Nooney Company sold its wholly-owned subsidiary, Nooney Income Investments Two, Inc., the corporate general partner of the Partnership to S-P Properties, Inc., a California corporation, which in turn is a wholly-owned subsidiary of CGS Real Estate Company, Inc., a Texas corporation. Simultaneously, Gregory J. Nooney, Jr., an individual general partner and PAN, Inc., a corporate general partner, sold their economic interests to S-P Properties, Inc. and resigned as general partners.

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

During 1997, cash distributions of $14,704 were paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners.

On or about November 20, 1997, a Schedule 13D ("Schedule 13D") setting forth the following information was filed with the SEC by Everest Properties II, LLC ("Everest"), Millenium Investors, LLC ("Millenium") and KM Investments, LLC ("KM"). The Schedule 13D indicates that Everest is the beneficial owner of 929 Interests, or approximately 4.8% of the total outstanding Interests, and that Everest has sole voting power and sole dispositive power with respect to all of such Interests. The Schedule 13D also indicates that KM is the beneficial owner of 929 Interests, or approximately 4.8% of the total outstanding Interests, and that KM has sole voting power and sole dispositive power with respect to all of such Interests. The Schedule 13D further indicates that Millenium is the beneficial owner of 121 Interests, or approximately 0.6% of the total outstanding Interests, and has sole voting power and sole dispositive power with respect to all of such Interests. The Schedule 13D reports that Everest serves as the manager of each of Millenium and KM and that because it serves in such capacity for KM and because it owns a majority interest in the majority member of KM, it may be deemed to beneficially own the Interests directly owned by KM. [The Schedule 13D indicates that although each of Everest, Millenium and KM deny that they are members of a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the
Schedule 13D was filed as a precaution because the individuals performing management services for Everest Properties, LLC, which owns a majority interest in Everest, and Everest are substantially the same and such entities have agreed to submit a joint proposal for the sale of their Interests to the General Partner and to share information regarding such proposal. Section 13(d)(3) of the Exchange Act provides that when two or more persons act as a partnership, limited partnership, syndicate or other group for the purpose of acquiring, holding, or disposing of securities of an issuer, such syndicate or group shall be deemed a "person" for purposes of filing Schedule 13D]. The principal business address of each of each of Everest, Millenium and KM is 199 South Los Robles Avenue, Suite 440, Pasadena, California 91101.

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

Nooney Krombach Company, the manager of the Registrant's properties, is a wholly-owned subsidiary of Nooney Company. Nooney Krombach Company is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 1997 the Registrant paid property management fees of $171,525 to Nooney Krombach Company and $33,334 as reimbursement for indirect expenses incurred in connection with management of the Registrant. On October 31, 1997, CGS Real Estate Company purchased the real estate management business of Nooney Krombach Company and formed Nooney, Inc. to perform the management of the Registrant. The Registrant paid Nooney, Inc. $30,467 in property management fees in 1997 and $6,666 as reimbursement for indirect expenses incurred in connection with the management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during the year ended December 31, 1997.

(b) Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during the year ended December 31, 1997 in connection with various transactions.

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

                                          NOONEY INCOME FUND LTD. II, L.P.



Date:         March 30, 1998              Nooney Income Investments Two, Inc.
      -----------------------------



                                          By:/s/ Gregory J. Nooney, Jr.
                                          --------------------------------------
                                             Gregory J. Nooney, Jr.- Director
                                             Chairman of the Board and
                                             Chief Executive Officer



                                          By:/s/ Patricia A. Nooney
                                          --------------------------------------
                                             Patricia A. Nooney - Director
                                             Senior Vice President and Secretary

                                          BEING A MAJORITY OF THE DIRECTORS
                                          OF NOONEY INCOME INVESTMENTS TWO, INC.

                                  EXHIBIT INDEX


Exhibit
Number                               Description
------                               -----------

 3 Amended and Restated Agreement and Certificate of Limited Partnership dated February 3, 1986, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1986, as filed pursuant to Rule 13a-1 of the Securities Exchange Act of 1934 (File No. 0-14360).


10 Management Contract between Nooney Income Fund Ltd. II and Nooney Management Company (now Nooney, Inc.)
            dated March 12, 1985, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, as filed pursuant to Rule 15d-1 of the Securities Exchange Act of 1934 (File No. 2-94533).

99.1        List of Directorships filed in response to Item 10.

99.2 Pages 23-27 and A-17 - A-22 of the Prospectus of the Registrant dated February 15, 1985, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933 are incorporated by reference.

99.3        Financial Statements and Schedules.