Form 10-Q
period 1998-03-31
NOONEY INCOME FUND LTD II L P
filed 1998-05-15
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q


        (Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended         March 31, 1998
                            ----------------------------------------------------

                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________



                         Commission file number   0-14360
                                                -----------

                        NOONEY INCOME FUND LTD. II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Missouri                                            43-1357693
-----------------------------------                    -------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

500 North Broadway, St. Louis, Missouri                           63102
--------------------------------------------           -------------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (314) 206-4600
                                                       -------------------------

             7701 Forsyth Boulevard, Suite 700, St. Louis, MO 63105
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

PART I
ITEM 1 - Financial Statements:
-----------------------------


                        NOONEY INCOME FUND LTD. II, L.P.
                        -------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                      March 31,     December 31,
                                                        1998            1997
ASSETS:                                              (Unaudited)
                                                     -----------     -----------

     Cash and cash equivalents                       $ 1,128,339     $ 1,378,138
     Accounts receivable                                 107,591         152,950
     Prepaid expenses and deposits                        15,715          17,052
     Investment property, at cost:
         Land                                          2,618,857       2,618,857
         Buildings and Improvements                   13,554,848      13,517,224
                                                     -----------     -----------
                                                      16,173,705      16,136,081
         Less accumulated depreciation                 4,327,498       4,194,255
                                                     -----------     -----------
                                                      11,846,207      11,941,826
     Investment property-held for sale                 2,792,512       2,802,714
                                                     -----------     -----------
                                                      14,638,719      14,744,540

     Deferred expenses - At amortized cost               284,842         271,024
                                                     -----------     -----------

                                                     $16,175,206     $16,563,704
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses           $   119,198     $   480,609
     Accrued real estate taxes                           446,688         556,902
     Refundable tenant deposits                          196,549         148,774
     Mortgage note payable                             7,071,368       7,096,532
                                                     -----------     -----------

                                                       7,833,803       8,282,817

Partners' Equity                                       8,341,403       8,280,887
                                                     -----------     -----------

                                                     $16,175,206     $16,563,704
                                                     ===========     ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        -------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                          Three Months Ended
                                                       March 31,       March 31,
                                                         1998            1997
                                                      ----------      ----------
REVENUES:
     Rental and other income                          $  875,317      $  878,966
     Interest                                                  0             430
                                                      ----------      ----------

                                                         875,317         879,396
EXPENSES:
     Interest Expense                                    146,020         145,110
     Depreciation and amortization                       194,876         232,723
     Real estate taxes                                   160,757         115,768
     Property management fees paid to
         Nooney Inc.                                      51,257          53,469
     Reimbursement to Nooney Inc.
         for partnership management
         services and indirect expenses                   10,000          10,000
     Repairs & Maintenance                                44,277          49,702
     Professional Services                                22,199          78,572
     Utilities                                            37,771          35,153
     Payroll                                              22,583          26,276
     Cleaning                                             40,868          37,647
     Insurance                                            15,463          15,687
     Snow Removal                                         17,918          27,744
     Other operating expenses                             50,812          35,554
                                                      ----------      ----------

                                                         814,801         863,405
                                                      ----------      ----------

NET INCOME                                            $   60,516      $   15,991
                                                      ==========      ==========

NET INCOME PER LIMITED
     PARTNERSHIP UNIT                                 $     3.12      $      .82
                                                      ==========      ==========

PARTNERS' EQUITY:
     Beginning of Period                              $8,280,887      $8,472,267
     Net Income                                           60,516          15,991
                                                      ----------      ----------

     End of Period                                    $8,341,403      $8,488,258
                                                      ==========      ==========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        -------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                         Three Months Ended
                                                       March 31,      March 31,
                                                         1998           1997
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                      $    60,516    $    15,991
     Adjustments to reconcile net income to
       net cash provided by (used in) operating
       activities:
           Depreciation and amortization                 194,876        232,723


     Changes in assets and liabilities:
         Decrease in accounts receivable                  45,359         25,095
         Decrease (Increase) in prepaid
          expenses & deposits                              1,337        (12,953)
         Increase in deferred assets                     (38,137)       (18,459)
         Decrease in accounts payable                   (361,411)       (17,785)
         Decrease in accrued real estate taxes          (110,214)      (146,597)
         Increase in refundable tenant deposits           47,775          7,517
                                                     -----------    -----------

             Total Adjustments                          (220,415)        69,541
                                                     -----------    -----------

             Net cash provided by (used in)
              operating activities                      (159,899)        85,532
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to investment property                    (64,736)        (7,483)
                                                     -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
     Payments on mortgage notes payable                  (25,164)       (23,367)
                                                     -----------    -----------


NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                               (249,799)        54,682

CASH AND CASH EQUIVALENTS, beginning of period         1,378,138      1,326,026
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period             $ 1,128,339    $ 1,377,708
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for interest     $   146,020    $   145,110



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        -------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                   ------------------------------------------


NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1997, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim periods.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1998 and for all periods presented have been made. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 1998 and 1997 was computed based on 19,221 units, the number of units outstanding during the periods.

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents on hand as of March 31, 1998, is $1,128,339, a decrease of ($249,799) when compared to year end December 31, 1997. During the quarter, net cash used in operating activities was $159,899. Cash was used for payment of tenant improvements in the amount of $64,736 and payments on mortgage notes payable of $25,164. Based on the current cash balances and the properties ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 1998. The anticipated capital expenditures by property are as follows:

                                      Leasing Capital  Other Capital      Total
                                      ---------------  -------------      -----

NorthCreek Office Park                    $ 83,000        $ 11,000      $ 94,000
Tower Industrial Building                        0               0             0
Northeast Commerce Center                   49,786               0        49,786
Countryside Executive Center               141,473          38,000       179,473
Leawood Fountain Plaza (24%)                36,600           6,096        42,696
                                          --------        --------      --------
                                          $310,859        $ 55,096      $365,955
                                          ========        ========      ========

Leasing Capital at all of the partnership's properties relates to tenant improvements and lease commissions for new and renewal tenants. Other Capital at Leawood Fountain Plaza includes sidewalk replacement, carpet replacement in three building hallways, and new exterior lighting. At Countryside Executive Center, Other Capital relates to the installation of a new irrigation system, new property signage, and new conference room furniture. At NorthCreek Office Park, the Other Capital consists of wallcovering replacement.

As previously disclosed, the Registrant feels that the market conditions exist whereby Countryside Executive Center should be sold. As previously reported, management is currently working on leasing additional space so that occupancy is at a higher level which will command a higher sale price when the property is ultimately sold.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures from operations and cash reserves and maintain occupancy at all of the properties. Until such time as the real estate market recovers and profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended March 31, 1998 and 1997 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                   Tower     Northeast   Countryside   Leawood
                   NorthCreek   Industrial   Commerce     Executive   Fountain
                   Office Park   Building     Center       Center    Plaza (24%)
                   -----------   --------     ------       ------    -----------
  1998
  ----

Revenues            $ 347,904   $  50,153   $ 165,800    $ 221,282    $  66,590
Expenses              298,191      26,185     170,405      259,923       63,402
                    ---------   ---------   ---------    ---------    ---------

Net Income (Loss)   $  49,713   $  23,968   $  (4,605)   $ (38,641)   $   3,188
                    =========   =========   =========    =========    =========

  1997
  ----

Revenues            $ 337,992   $  50,011   $ 164,821    $ 264,071    $  74,249
Expenses              326,017      24,767     137,538      237,100       63,981
                    ---------   ---------   ---------    ---------    ---------

Net Income          $  11,975   $  25,244   $  27,283    $  26,971    $  10,268
                    =========   =========   =========    =========    =========


Revenues at NorthCreek Office Park increased $9,912 or 2.9% when comparing quarter end March 31, 1998 to the first quarter ended March 31, 1997. This increase can be primarily attributed to an increase in escalation income
($17,209 due to higher tenant billings based on the 1997 reconciliation of reimbursable expenses , partially offset by a decrease in base rental income ($6,623). Expenses decreased from $326,017 for the quarter ended March 31, 1997 to $298,191 for the quarter ended March 31, 1998. This 8.5% decrease is mainly attributable to decreases in depreciation and amortization expense ($36,800), partially offset by increases in repairs and maintenance expense ($6,522) and electric expense ($1,762).

Operating results at Tower Industrial Building for the quarter ended March 31, 1998 and 1997 remained relatively stable.

Revenues at Northeast Commerce Center were $165,800 at the quarter ended March 31, 1998 and $164,821 for the quarter ended March 31, 1997. Although overall revenue remained consistent with prior year, there was an increase in base rental income of ($9,333), partially offset by a decrease in escalation income of ($7,671). Expenses for the quarters ending March 31, 1998 and March 31, 1997 were $170,405 and $137,538, respectively. The 24% increase in expenses can be attributable to increases in real estate taxes ($42,867), heating,ventilation, & air conditioning ($3,321), and amortization expense ($6,558), offset by decreases in depreciation expense ($16,793) and payroll expense ($1,965). The increase in real estate tax is due to the quarter ending March 31, 1997 reflected a 1996 tax savings not realized until 1997, while the quarter ending March 31, 1998 reflect current expense only.

At Countryside Executive Center, revenues were $221,282 and $264,071 for the quarters ended March 31, 1998 and March 31, 1997, respectively. Revenues decreased 16.2% or $42,789 due to decreases in miscellaneous income ($52,372) which can be attributable to a major tenant paying double rent during a holdover period for the first quarter of 1997 and escalation income ($5,259). This was offset by increases in base rental income from tenants ($14,408), cross easement income ($2,675) and debt recovery ($1,353). Operating expenses increased 9.6% or

$22,823 when comparing the two years. The expenses which increased include real estate taxes ($3,311) and amortization expense ($31,467), offset by decreases in snow removal ($9,409) and management fees ($2,567). The increase in amortization expense is due to an additional $185,000 of tenant alteration assets added subsequent to the quarter ending March 31, 1997.

At Leawood Fountain Plaza, revenues decreased 10.3% or $7,659. The decrease in income can be attributable to decreases in escalation income ($7,682) and miscellaneous income ($1,520), partially offset by an increase in rental income ($1,968). Operating expenses remained stable when comparing the two periods.

The occupancy levels at the Registrant's properties are listed below:

                                                Occupancy levels as of March 31,
                                                --------------------------------

      Property                                    1998        1997        1996
      --------                                    ----        ----        ----

NorthCreek Office Park                             95%         98%         96%
Tower Industrial Building                         100%        100%        100%
Northeast Commerce Center                          94%         87%         61%
Countryside Executive Center                       69%         59%         70%
Leawood Fountain Plaza (24%)                       90%         88%         91%

During the first quarter of 1998, leasing activity at NorthCreek Office Park consisted of two tenants signing leases for a total of 7,292 square feet, one tenant renewing their lease for 2,528 square feet and one tenant vacating 1,900 square feet. NorthCreek Office Park has one major tenant which occupies spaces under two leases which together comprise 36% of the available space. These leases expire in December 1998 and December 2003.

Tower Industrial Building is leased to a single tenant whose lease expires on April 30, 2000.

At Northeast Commerce Center, occupancy remained 94% during the quarter. Occupancy improved from the first quarter of 1997 as detailed in the annual report filed for this Registrant. The property has three major tenants who occupy 50%, 18% and 10% of the available spaces. Their leases expire December 31, 1998, October 31, 1999, and June 13, 2001, respectively.

At Countryside Executive Center, leasing activity during the first quarter consisted of three new tenants occupying 4,036 square feet and three tenants vacating 7,080 square feet. The Registrant continues to work with the local brokerage firm to market the property and improve the occupancy.

During the first quarter of 1998, occupancy at Leawood Fountain Plaza increased to 90%. Leasing activity consisted of two tenants occupying 1,140 square feet. There was no other leasing activity. Interest in leasing space at Leawood Fountain Plaza has been strong and the Registrant anticipates occupancy increasing during the second quarter. The property has two major tenants, one who occupies approximately 11% of the available space whose lease expires in July 1998 and a second major tenant who occupies approximately 10% of the available space whose lease expires in July 1999. The Registrant has been in ongoing negotiations with the tenant whose lease expires in July 1998 and anticipates executing a renewal document during the second quarter.

Results of Consolidated Operations 1998
---------------------------------------

For the quarter ended March 31, 1998, consolidated revenues are $875,317 compared to $879,396 for the quarter ended March 31, 1997. Revenues at a consolidated level remained relatively stable with less than a 1% decrease. Consolidated expenses for the quarters ending March 31, 1998 and March 31, 1997 are $814,801 and $863,405, respectively. The $48,604 decrease in expenses is a result of a combination of factors. Significant decreases occurred in depreciation and amortization expense, repairs and maintenance expense, and snow removal. These decreases were partially offset by consolidated increases in real estate tax expense and other operating expenses as explained individually by property above.

Results of Consolidated Operation 1997
--------------------------------------

For the quarter ended March 31, 1997, consolidated revenues are $879,396 compared to $764,526 for the quarter ended March 31, 1996. The increase in revenues of $114,870 can be attributable to increases in revenues at Northeast Commerce Center ($55,629), Countryside Executive Center ($41,050), and Leawood Fountain Plaza ($8,944). Consolidated expenses for the quarters ending March 31, 1997 and March 31, 1996 are $863,405 and $859,600, respectively. The slight increase in expenses is a result of a combination of factors. Interest expense decreased slightly, depreciation and amortization increased, real estate taxes decreased, property management fees increased and other operating expenses decreased.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal l997 and are not expected to materially affect the Registrant's operation in l998.

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


                                      NOONEY INCOME FUND LTD. II, L.P.


Date:   May 15, 1998                  By:   Nooney Income Investments Two, Inc.
                                            General Partner


                                      By:  /s/ Gregory J. Nooney, Jr.
                                      -----------------------------------------
                                            Gregory J. Nooney, Jr. - Director
                                            Chairman of the Board and
                                            Chief Executive Officer


                                      By:  /s/ Patricia A. Nooney
                                      -----------------------------------------
                                            Patricia A. Nooney - Director
                                            Senior Vice President and Secretary


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