Form 10-Q
period 1998-06-30
NOONEY INCOME FUND LTD II L P
filed 1998-08-14
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q
         (Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended                June 30, 1998
                               -------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-14360
                                                -------

                        NOONEY INCOME FUND LTD. II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1357693
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

500 N. Broadway, Ste. 1200, St. Louis, Missouri                   63102
------------------------------------------------       -------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _______.

PART I
ITEM 1 - Financial Statements:
-----------------------------


                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                              June 30,      December 31,
                                                1998            1997
ASSETS:                                      (Unaudited)
                                             -----------    ------------

     Cash and cash equivalents              $  1,026,409   $  1,378,138
     Accounts receivable                         155,213        152,950
     Prepaid expenses and deposits                48,162         17,052
     Investment property, at cost:
         Land                                  2,618,857      2,618,857
         Buildings and Improvements           13,570,562     13,517,224
                                            ------------   ------------
                                              16,189,419     16,136,081
         Less accumulated depreciation        (4,462,026)    (4,194,255)
                                            ------------   ------------
                                              11,727,393     11,941,826
     Investment property-held for sale         2,804,649      2,802,714
                                            ------------   ------------
                                              14,532,042     14,744,540

     Prepaid and Deferred expenses - At
       amortized cost                            270,552        271,024
                                            ------------   ------------

                                            $ 16,032,378   $ 16,563,704
                                            ============   ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses  $    167,717   $    480,609
     Accrued real estate taxes                   508,408        556,902
     Refundable tenant deposits                  197,833        148,774
     Mortgage note payable                     7,046,204      7,096,532
                                            ------------   ------------

                                               7,920,162      8,282,817

Partners' Equity                               8,112,216      8,280,887
                                            ------------   ------------

                                            $ 16,032,378   $ 16,563,704
                                            ============   ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                            Three Months Ended            Six Months Ended
                                           June 30,      June 30,      June 30,      June 30,
                                             1998          1997          1998          1997
                                           --------      --------      --------      --------


REVENUES:
     Rental and other income             $   899,041   $   893,028   $ 1,774,358   $ 1,771,994
     Interest                                      0           494             0           924
                                         -----------   -----------   -----------   -----------

                                             899,041       893,522     1,774,358     1,772,918
EXPENSES:
     Interest expense                        148,507       149,630       294,527       294,740
     Depreciation and amortization           183,867       143,500       378,743       376,223
     Real estate taxes                       153,452       157,048       307,488       272,816
     Property management fees paid to
         Nooney Inc.                          53,401        54,109       104,659       107,578
     Reimbursement to Nooney Inc.
         for partnership management
         services and indirect expenses       10,000        10,000        20,000        20,000
     Repairs and maintenance                  66,140        45,574       110,633        86,476
     Professional services                    22,628        43,567        44,828       122,139
     Utilities                                34,470        34,406        72,242        69,559
     Payroll                                  24,140        25,193        46,722        51,469
     Cleaning                                 42,082        41,568        82,484        79,215
     Parking lot / landscaping expenses       37,970        32,761        47,035        41,561
     Other operating expenses                 96,614        59,731       178,712       138,716
                                         -----------   -----------   -----------   -----------

                                             873,271       797,087     1,688,073     1,660,492
                                         -----------   -----------   -----------   -----------

NET INCOME                               $    25,770   $    96,435   $    86,285   $   112,426
                                         ===========   ===========   ===========   ===========
NET INCOME PER LIMITED
     PARTNERSHIP UNIT                    $      1.34   $      4.96   $      4.49   $      5.79
                                         ===========   ===========   ===========   ===========

PARTNERS' EQUITY:
     Beginning of Period                 $ 8,341,402   $ 8,488,258   $ 8,280,887   $ 8,472,267
     Net Income                               25,770        96,435        86,287       112,426
     Cash Distribution to Partners          (254,956)     (127,484)     (254,956)     (127,484)
                                         -----------   -----------   -----------   -----------
     End of Period                       $ 8,112,216   $ 8,457,209   $ 8,112,216   $ 8,457,209
                                         ===========   ===========   ===========   ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------


                                                            Six Months Ended
                                                         June 30,      June 30,
                                                           1998          1997
                                                           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                       $    86,285   $   112,426
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation and amortization                378,743       376,223

     Changes in assets and liabilities:
         Increase in accounts receivable                   (2,263)      (43,008)
         Increase in prepaid expenses and deposits        (31,110)      (17,582)
         Increase in deferred assets                      (49,314)      (33,288)
         Decrease in accounts payable                    (312,892)      (50,689)
         Decrease in accrued real estate taxes            (48,494)      (87,227)
             Increase in refundable tenant deposits        49,059        12,482
                                                      -----------   -----------

             Total Adjustments                            (16,271)      156,911
                                                      -----------   -----------

             Net cash provided by operating activities     70,014       269,337
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to investment property                    (116,459)      (80,771)
                                                      -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
     Cash distributions to partners                      (254,956)     (127,484)
     Payments on mortgage notes payable                   (50,328)      (46,734)
                                                      -----------   -----------

         Net cash used in financing activities           (305,284)     (174,218)
                                                      -----------   -----------

NET (DECREASE) INCREASE IN CASH AND                      (351,729)       14,348
          CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of period          1,378,138     1,323,026
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 1,026,409   $ 1,337,374
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for interest      $   294,527   $   294,740
                                                      ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                -------------------------------------------------


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1998 and for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and six month periods ended June 30, 1998 and 1997 was computed based on 19,221 units, the number of units outstanding during the periods.

NOTE E:

Effective January 1, 1998, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. The adoption of this statement did not affect the Registrant's consolidated financial statements for the three and six month periods ended June 30, 1997 and 1998.

ITEM 7:      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             -------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of June 30, 1998, is $1,026,409 a decrease of $351,729 when compared to the year ended December 31, 1997. During the six month period ending June 30, 1998, net cash provided by operating activities was $70,014. Cash was used for capital and tenant improvements in the amount of $116,459 and payment on mortgage notes payable in the amount of $50,328. Cash distributions paid to partners during the quarter was $254,956. Based on the current cash balances and the properties' ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 1998. The anticipated capital expenditures by property are as follows:

                                     Other Capital  Leasing Capital     Total
                                     -------------  ---------------     -----

NorthCreek Office Park                  $      0       $ 72,100       $ 72,100
Tower Industrial Building                      0              0              0
Northeast Commerce Center                      0         16,748         16,748
Countryside Executive Center              11,800        134,499        146,299
Leawood Fountain Plaza (24%)               6,096         31,399         37,495
                                        --------       --------       --------
                                        $ 17,896       $254,746       $272,642
                                        ========       ========       ========

Leasing Capital at the four properties includes funds for tenant alterations and lease commissions for new and renewal tenants. Other Capital at Countryside Executive Center consists of the expenditure of new property signage. Other Capital at Leawood Fountain Plaza consists of sidewalk curb replacements, carpet replacement in three buildings' hallways, as well as coach lamp replacement.

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

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended June 30, 1998 and 1997 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                 Tower    Northeast  Countryside   Leawood
                  NorthCreek  Industrial  Commerce    Executive   Fountain
                  Office Park  Building    Center      Center    Plaza (24%)
                  ----------- ----------  ---------  ----------- -----------
2nd Quarter 1998
----------------
Revenues           $ 333,173  $  49,734  $ 178,701   $ 254,103   $  74,310
Expenses             305,900     25,371    197,895     279,787      65,309
                   ---------  ---------  ---------   ---------   ---------
Net Income (Loss)  $  27,273  $  24,363  $ (19,194)  $ (25,684)  $   9,001
                   =========  =========  =========   =========   =========


2nd Quarter 1997
----------------
Revenues           $ 327,131  $  50,011  $ 175,240   $ 275,563   $  73,886
Expenses             279,389     28,387    144,447     243,750      67,018
                   ---------  ---------  ---------   ---------   ---------
Net Income (Loss)  $  47,742  $  21,624  $  30,793   $  31,813   $   6,868
                   =========  =========  =========   =========   =========

At NorthCreek Office Park net income for the quarter ended June 30, 1998 was $27,273 compared to net income of $47,742 in 1997. Revenues increased $6,042 when comparing the two quarters. This increase can be attributed to increases in both base rental and escalation income. Expenses increased $26,511 when comparing the two quarters. This increase can primarily be attributed to increases in depreciation and amortization expense ($22,371) and fire/crime prevention ($3,761). The increase in depreciation and amortization is due to additional property.

Operating results at Tower Industrial Building remained relatively stable when comparing the quarter ended June 30, 1998 to the quarter ended June 30, 1997. The increase in net income of $2,739 when comparing the two quarters is primarily due to a decrease in real estate tax expense of $2,312. The property continues to operate as anticipated.

For the quarter ended June 30, 1998 and 1997, revenues at Northeast Commerce Center were $178,701 and $175,240, respectively. The increase in revenues of $3,461 can be attributed to increases in rental income ($9,333) and miscellaneous income ($3,067), partially offset by a decrease in escalation of ($8,939). The property's expenses for the quarter ended June 30, 1998 and 1997, were $197,895 and $144,447, respectively. The increase in expenses of $53,448 is attributable to increases in depreciation and amortization expense ($25,833), electric ($1,293), fire/crime prevention ($5,594), parking lot ($4,924), repairs and maintenance ($8,781), real estate taxes ($4,153), office expense ($1,468) and legal expense ($1,905). The repairs and maintenance increase can be attributed to extensive heating, ventilation, and air-conditioning repairs and replacement.

Revenues at Countryside Executive Center were $254,103 for the quarter ended June 30, 1998 and $275,563 for the quarter ended June 30, 1997. The decrease in revenue of $21,460 when comparing the two periods, is attributable to decreases in miscellaneous rental income ($43,608) and escalation income ($4,937), partially offset by an increase in base rental income of ($27,084). The decrease in miscellaneous rental income is due to second quarter 1997 reflecting payments related to holdover rent received from a prior major tenant. This is not a reoccurring event. The increase in base rental income is due to the overall increase in the occupancy level. Expenses at Countryside Executive Center were $279,787 and $243,750 for the quarters ended June 30, 1998 and June 30, 1997, respectively. This increase in expenses of $36,037 can be attributable to increases in amortization expense ($13,871), the upkeep of tenant common areas ($14,422), parking lot ($1,762), repairs and maintenance ($12,301), real estate taxes ($3,311), and payroll ($3,360). These increases were partially offset by decreases in cleaning ($1,694), water ($2,876), professional services ($4,978), and vacancy expense ($3,097). The increase in amortization is due to additional tenant alterations and lease commission attributable to occupancy status. The increase in tenant common areas is due to new tenant directory signage ($15,000). The final significant increase, repairs and maintenance, can be attributable to additional handyman expenses and interior work related to a new fiber optic phone room.

At Leawood Fountain Plaza, net income for the quarter ended June 30, 1998 and the quarter ended June 30, 1997 was $9,001 and $6,868, respectively, resulting in an increase in net income of $2,133. Revenues for the quarter ended June 30, 1998 and June 30, 1997 were $74,310 and $73,886, a minimal increase of $424. Although overall revenue remained consistent with prior year, there was an increase in base rental income of $5,300, partially offset by a decrease in escalation of $4,867.

The occupancy levels at June 30 are as follows:

                                                Occupancy levels as of June 30,
                                                -------------------------------
         Property                                1998        1997        1996
         --------                                ----        ----        ----

NorthCreek Office Park                            95%         97%         99%
Tower Industrial Building                        100%        100%        100%
Northeast Commerce Center                         94%         87%         87%
Countryside Executive Center                      71%         52%         72%
Leawood Fountain Plaza (24%)                      94%         90%         93%

Leasing activity during the second quarter of 1998 at NorthCreek Office Park consisted of one new tenant signing a lease for 2,146 square feet, three tenants renewing their leases for 2,676 square feet and one tenant vacating 2,528 square feet. Occupancy remained stable at 95%. The office park has one major tenant with two leases that comprise 26% and 7% of the available space which expire in December 2003 and December 1998 respectively.

The Tower Industrial Building remains 100% leased to a single tenant whose lease expires April,2000.

At Northeast Commerce Center there was no leasing activity during the second quarter and the property remains 94% occupied. The property has three major tenants who occupy 50%, 18% and 11% of the property with leases that expire December 1998, October 1999, and June 2001,respectively. The tenant whose lease expires December 1998 has notified the Registrant that they will be vacating as of Novemeber 1998 pursuant to an early cancellation option they have exercised. The Registrant is working closely with the Cincinnati brokerage firm hired to handle the leasing of the property to market the 50,000 square feet which will be vacated.

Occupancy at Countryside Executive Center increased from 69% to 71% during the second quarter 1998. Leasing activity consisted of the Registrant signing one new lease with a tenant for 3,656 square feet, two tenants vacating 1,509 square feet and one tenant vacating 1,457 square feet. The property has no major tenants who occupy more than 10% of the available space.

During the second quarter of 1998, leasing activity at Leawood Fountain Plaza resulted in an increase in occupancy from 90% to 94%. The Registrant signed new leases with two tenants for 3,149 square feet and two tenants renewed their leases for 2,500 square feet. The property has two major tenants occupying 10% and 11% of the available space on leases which expire in July 1999 and July 1998 respectively. The tenant whose lease expired in July 1998 is working with the Registrant on a long term renewal and an expansion of their space. The Registrant anticipates signing a new lease with this tenant in August 1998.

Year 2000 Issues
----------------

The Registrant believes that the impact of the year 2000 will not have a material impact on future results. The management company employed by the Registrant utilizes various computer software packages as tools in running its accounting operations. The Registrant's properties are maintained on software provided by a third party. The management company has received information from that company indicating that the main software program has all its core products already compatible with 2000 dates and that these have been proven in the field for over five years. A few of the add on products that are not critical to the management company's business are in the process of being updated and the third party vendor anticipates compliance by the end of 1998.

Results of Consolidated Operations 1998
---------------------------------------

Consolidated revenues for the three month period ended June 30, 1998 and June 30, 1997, are $899,041 and $893,522, respectively. Consolidated revenues for the six month period ended June 30, 1998 and June 30, 1997, are $1,774,358 and $1,772,918, respectively. Revenues increased $5,519 for the three month period and $1,440 for the six month period ended June 30, 1998 when compared to the prior period. Consolidated revenues overall have remained relatively consistent with prior year, due to increased revenues at Northcreek Office Park and Northeast Commerce Center, in addition to an increase in rent concessions recorded in 1998 that favor revenue, partially offset by decreased revenues at Countryside Executive Center. During the periods ended June 30, 1998 and June 30, 1997 consolidated expenses were $873,271 and $797,087. Consolidated expenses for the six month period ended June 30, 1998 and June 30, 1997 were $1,688,073 and $1,660,492, respectively. Consolidated expenses increased $76,184 and $27,581 for the three and six month periods ended June 30, 1998 when comparing to prior periods. The increase in expenses for the three month period are due to increases in depreciation and amortization ($40,367), repairs and maintenance
($20,566), and other operating expenses ($36,883), partially offset by a decrease in professional services ($20,939). The increase in other operating expenses is primarily due to increases in the upkeep of tenant common areas, fire/crime prevention, insurance and office expenses. The decrease in professional services is due to decreases in audit/tax, legal, and other professional fees. The increase in expenses for the six month period can be attributed to increases in real estate taxes ($34,672), repairs and maintenance ($24,157), parking lot ($5,474), and other operating expenses ($39,994). These increases were partially offset by a decrease in professional services of ($77,311). The increase in real estate tax expense is primarily due to Northeast Commerce Center. The real estate tax for 1997 reflects a tax savings related to 1996 that is not a reoccurring event. The six month increase in other operating expenses and decrease in professional services are due to the same reasons as stated above for the three month comparison.

Results of Consolidated Operations 1997
---------------------------------------

Consolidated revenues for the three month period ended June 30, 1997 and June 30, 1996, are $893,522 and $878,216, respectively. Consolidated revenues for the six month period ended June 30, 1997 and June 30, 1996, are $1,772,918 and $1,657,352, respectively. Revenues increased $15,306 for the three month period and $115,566 for the six month period ended June 30, 1997 when compared to the prior periods. The increase in revenue is mainly attributable to increases in base rental revenue and escalation revenue at Northeast Commerce Center. During the period ended June 30, 1997 and June 30, 1996, consolidated expenses were $797,087 and $839,876. Consolidated expenses for the six month period ended June 30, 1997 and June 30, 1996, were $1,660,492 and $1,714,086, respectively.
Consolidated expenses decreased $42,789 and $53,594 for the three and six month periods ended June 30, 1997 when compared to the prior periods. The decrease in expenses for both the three and six month period are due to decreases in interest expense, real estate taxes, and other operating expenses, partially offset by increases in professional services.

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


                                       NOONEY INCOME FUND LTD. II, L.P.

Date:        August 14, 1998           By: Nooney Income Investments Two, Inc..
     -------------------------------       General Partner


                                       By:  /s/ Gregory J. Nooney, Jr.
                                            -------------------------------
                                            Gregory J. Nooney, Jr.-Director
                                            Chairman of the Board and
                                            Chief Executive Officer


                                       By:  /s/ Patricia A. Nooney
                                            ------------------------------
                                            Patricia A. Nooney-Director
                                            Senior Vice President and Secretary

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