Form 10-Q
period 1998-09-30
NOONEY INCOME FUND LTD II L P
filed 1998-11-13
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q
         (Mark One)
 X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarter period ended                September 30, 1998
                               -------------------------------------------------

                                       OR

         TRANSITION  REPORT PURSUANT  TO SECTION 13 OR  15(d) OF THE  SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-14360
                                                -------

                        NOONEY INCOME FUND LTD. II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1357693
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

500 N. Broadway, Suite 1200, St. Louis, MO                      63102-2124
------------------------------------------             -------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
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

PART I
ITEM 1 - Financial Statements:
-----------------------------


                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                   September 30,  December 31,
                                                       1998           1997
ASSETS:                                             (Unaudited)
                                                   ------------   ------------

     Cash and cash equivalents                     $  1,032,365   $  1,378,138
     Accounts receivable                                150,588        152,950
     Prepaid expenses and deposits                       54,492         17,052
     Investment property, at cost:
         Land                                         2,618,857      2,618,857
         Buildings and Improvements                  13,588,507     13,517,224
                                                   ------------   ------------
                                                     16,207,364     16,136,081
         Less accumulated depreciation               (4,593,778)    (4,194,255)
                                                   ------------   ------------
                                                     11,613,586     11,941,826
     Investment property-held for sale                2,838,413      2,802,714
                                                   ------------   ------------
                                                     14,451,999     14,744,540

     Prepaid and Deferred expenses - At
        amortized cost                                  278,110        271,024
                                                   ------------   ------------

                                                   $ 15,967,554   $ 16,563,704
                                                   ============   ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses         $    102,055   $    480,609
     Accrued real estate taxes                          615,056        556,902
     Refundable tenant deposits                         203,422        148,774
     Mortgage note payable                            7,021,040      7,096,532
                                                   ------------   ------------

                                                      7,941,573      8,282,817

Partners' Equity                                      8,025,981      8,280,887
                                                   ------------   ------------

                                                   $ 15,967,554   $ 16,563,704
                                                   ============   ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                             Three Months Ended          Nine Months Ended
                                           Sept. 30,    Sept. 30,     Sept. 30,     Sept. 30,
                                             1998         1997          1998          1997
                                         -----------   -----------   -----------   -----------
REVENUES:
     Rental and other income             $   892,677   $   817,791   $ 2,667,034   $ 2,589,785
     Interest                                      0           585             0         1,509
                                         -----------   -----------   -----------   -----------

                                             892,677       818,376     2,667,034     2,591,294
EXPENSES:
     Interest expense                        149,553       151,324       444,079       446,064
     Depreciation and amortization           189,415       118,812       568,159       495,035
     Real estate taxes                       151,095       168,892       458,583       441,708
     Property management fees paid to
         Nooney, Inc.                         53,170        49,261       157,829       156,839
     Reimbursement to Nooney, Inc.
         for partnership management
         services and indirect expenses       10,000        10,000        30,000        30,000
     Repairs and maintenance                  89,124        59,632       199,756       146,108
     Professional services                    27,070        27,892        71,897       150,031
     Utilities                                42,150        35,019       114,392       104,578
     Payroll                                  26,590        23,302        73,312        74,771
     Cleaning                                 40,871        34,800       123,821       114,015
     Insurance                                17,307        15,768        51,353        47,294
     Parking lot / landscaping expenses       23,027        36,253        70,062        77,814
     Other operating expenses                 32,057        40,753       176,257       147,943
                                         -----------   -----------   -----------   -----------

                                             851,429       771,708     2,539,500     2,432,200
                                         -----------   -----------   -----------   -----------

NET INCOME                               $    41,248   $    46,668   $   127,534   $   159,094
                                         ===========   ===========   ===========   ===========
NET INCOME PER LIMITED
     PARTNERSHIP UNIT                    $      2.12   $      2.40   $      6.57   $      8.19
                                         ===========   ===========   ===========   ===========

PARTNERS' EQUITY:
     Beginning of Period                 $ 8,112,216   $ 8,457,209   $ 8,280,887   $ 8,472,267
     Net Income                               41,248        46,668       127,534       159,094
     Cash Distribution to Partners          (127,484)     (127,484)     (382,440)     (254,968)
                                         -----------   -----------   -----------   -----------

     End of Period                       $ 8,025,981   $ 8,376,393   $ 8,025,981   $ 8,376,393
                                         ===========   ===========   ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                       -3-

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                           Nine Months Ended
                                                        Sept. 30,     Sept. 30,
                                                          1998          1997
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                       $   127,534   $   159,094
     Adjustments to reconcile net income (loss)
         to net cash provided by operating
         activities:
             Depreciation and amortization                568,159       495,035

     Changes in assets and liabilities:
         Decrease in accounts receivable                    2,362        51,974
         Increase in prepaid expenses                     (37,440)      (21,665)
         Increase in deferred assets                      (94,333)      (73,809)
         Decrease in accounts payable                    (378,554)      (49,221)
         Increase (Decrease) in accrued real estate
             taxes                                         58,154      (143,349)
         Increase in refundable tenant deposits            54,648        10,402
                                                      -----------   -----------

             Total Adjustments                            172,996       269,367
                                                      -----------   -----------

             Net cash provided by operating
               activities                                 300,530       428,461
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
         Additions to investment property                (188,371)     (165,174)
                                                      -----------   -----------

         Net cash from investing activities              (188,371)     (165,174)

CASH FLOWS FROM FINANCING ACTIVITIES -
     Cash distributions to partners                      (382,440)     (254,968)
     Payments on mortgage notes payable                   (75,492)      (70,101)
                                                      -----------   -----------

         Net cash from financing activities              (457,932)     (325,069)
                                                      -----------   -----------

NET DECREASE IN CASH
AND CASH EQUIVALENTS                                     (345,773)      (61,782)

CASH AND CASH EQUIVALENTS, beginning of period          1,378,138     1,323,026
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 1,032,365   $ 1,261,244
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for interest      $   444,079   $   446,064
                                                      ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
             THREE AND NINE MONTHS ENDED September 30, 1998 AND 1997
             -------------------------------------------------------


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cashflows at September 30, 1998 and for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. Is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and nine months ended September 30, 1998 and 1997 was computed based on 19,221 units, the number of units outstanding during the periods.

NOTE E:

Effective January 1, 1998, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. The adoption of this statement did not affect the Registrant's financial statements for the three and nine month periods ended September 30, 1998 and 1997.

ITEM 7:          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 ---------------------------------------------------------
                 AND RESULTS OF OPERATIONS
                 -------------------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of September 30, 1998 is $1,032,365 a decrease of $345,773 when compared to the year end December 31, 1997. During the nine month period ending September 30, 1998, net cash provided by operating activities was $300,530. Cash was used for capital and tenant improvements in the amount of $188,371 and payment on mortgage notes payable in the amount of $75,492. Cash distributions paid to partners during the nine month period was $382,440. Based on the current cash balances and the properties' ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 1998. These anticipated capital expenditures by property are as follows:

                                               Other       Leasing
                                              Capital      Capital        Total
                                              -------      -------        -----

NorthCreek Office Park                        $      0     $ 48,825     $ 48,825
Tower Industrial Building                            0            0            0
Northeast Commerce Center                            0       72,130       72,130
Countryside Executive Center                    35,799        7,252       43,051
Leawood Fountain Plaza (24%)                     4,416       16,637       21,053
                                              --------     --------     --------
                                              $ 40,215     $144,844     $185,059
                                              ========     ========     ========


Leasing capital at the Registrant's properties include funds for tenant alterations and lease commissions for new and renewal leases. Other capital at Countryside Executive Center is for new property signage and a new heating and air conditioning unit. Other capital at Leawood Fountain Plaza is for sidewalk and curb replacement and new carpet in building three building hallways.

As previously disclosed, the Registrant feels that the market conditions exist whereby Countryside Executive Center should be sold. As previously reported, management is currently working on leasing additional space so that occupancy is at a higher level which will command a higher sale price when the property is ultimately sold. Occupancy levels continue to increase and the Registrant will continue to update any progress regarding the sale in future quarters.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures from operations and cash reserves and maintain occupancy. Until such time as the real estate market recovers and profitable sale of the properties is feasible, the Registrant will continue to manage their properties to achieve its investment objectives.

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended September 30, 1998 and 1997 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                  Tower     Northeast  Countryside   Leawood
                   NorthCreek   Industrial  Commerce    Executive    Fountain
                   Office Park   Building    Center       Center    Plaza (24%)
                   -----------  ----------  ---------  -----------  -----------

1998
----
Revenues            $ 343,094  $  50,206    $ 178,701   $ 235,719   $  78,435
Expenses              297,502     25,732      209,804     253,960      67,886
                    ---------  ---------    ---------   ---------   ---------

Net Income (Loss)   $  45,592  $  24,474    $ (31,103)  $ (18,241)  $  10,549
                    =========  =========    =========   =========   =========

1997
----
Revenues            $ 344,538  $  50,929    $ 175,346   $ 178,449   $  71,804
Expenses              302,749     27,954      175,861     243,115      67,531
                    ---------  ---------    ---------   ---------   ---------

Net Income (Loss)   $  41,789  $  22,975    $    (515)  $ (64,666)  $   4,273
                    =========  =========    =========   =========   =========



At NorthCreek Office Park net income for the quarter ended September 30, 1998 was $45,592 compared to net income of $41,789 in 1997. Revenues remained stable with a slight decrease of $1,444. This decrease can be attributed to a decrease in escalation income, partially offset by an increase in rental income. Expenses decreased $5,247 when comparing the two quarters. This decrease can primarily be attributed to decreases in depreciation and amortization expense.

Operating results at Tower Industrial Building remained relatively stable when comparing the quarter ended September 30, 1998 to the quarter ended September 30, 1997. The increase in net income of $1,499, when comparing the two quarters, is primarily due to a decrease in repairs and maintenance expense (1,348). The property continues to operate as anticipated.

At Northeast Commerce Center the net loss for the quarter ended September 30, 1998 was $(31,103) compared to the net loss of $(515) in 1997. Revenues were $178,701 and $175,346 for the third quarters ended September 30, 1998 and 1997, respectively. The increase in revenues of $3,355 can be attributed to increases in rental income ($6,222) and miscellaneous income ($3,295), partially offset by a decrease in escalation income ($6,162). The property's expenses for the quarter ended September 30, 1998 and 1997, were 209,804 and $175,861, respectively. The increase in expenses of $33,943 is attributable to increases in amortization expense ($11,676), fire/crime prevention ($2,664), repairs and maintenance ($9,498), real estate taxes ($4,153), and professional services ($5,695). The repairs and maintenance increase can be attributed to extensive heating, ventilation, and air-conditioning repairs and replacement.

At Countryside Executive Center the net loss for the quarter ended September 30, 1998 was $(18,241) compared to the net loss of $(64,666) in 1997. Revenues were $235,719 for the quarter ended September 30, 1998 and $178,449 for the quarter ended September 30, 1997. The increase in revenue of $57,270 when comparing the two periods, is attributable to increases in base rental income ($74,127) and miscellaneous income ($2,576), partially offset by an increase in bad debt expense ($19,409). The increase in rental income is due to a 26% increase in the occupancy level when compared to same period last year. The increase in bad debt expense is due to the write off of old receivable considered uncollectible by the property manager. Expenses at Countryside Executive Center were $253,960 and $243,115 for the quarters ended September 30, 1998 and 1997, respectively. This increase in expenses of $10,485 can be attributable to increases in amortization expense ($18,090), cleaning ($2,943), management fees ($3,439), repairs and maintenance ($21,068), water ($3,510), and payroll ($2,734). These increases were partially offset by decreases in the upkeep of tenant common areas ($15,415), parking lot/landscaping ($14,598), and real estate tax expense ($10,897). The increase in amortization is due to additional tenant alterations and lease commissions attributable to occupancy status. The increase in repairs and maintenance is primarily due to extensive heating, ventilation, and air conditioning repairs and replacements. The decreases in common area upkeep and parking lot/landscaping are due to a lower amount of replacement and repair costs necessary in 1998 as in 1997.

At Leawood Fountain Plaza, net income for the quarter ended September 30, 1998 and the quarter ended September 30, 1997 was $10,549 and $4,273, respectively, resulting in an increase in net income of $6,276. Revenues for the quarter ended September 30, 1998 and 1997 were $78,435 and $71,804, resulting in an increase of $6,631. This increase can primarily be attributed to an increase in base rental income ($9,500), partially offset by a decrease in escalation income ($3,057). Expenses remained relatively stable, with a minimal increase of $355 when comparing the two quarters.

The occupancy levels at September 30 are as follows:

                                               Occupancy Levels at September 30,
                                               ---------------------------------
PROPERTY                                         1998        1997        1996
--------                                         ----        ----        ----

NorthCreek Office Park                            96%         92%         98%
Tower Industrial Building                        100%        100%        100%
Northeast Commerce Center                         94%         94%         87%
Countryside Executive Center                      75%         49%         74%
Leawood Fountain Plaza (24%)                      95%         87%         90%

At NorthCreek Office Park occupancy increased during the quarter from 95% to 96%. Leasing activity consisted of one new tenant signing a lease for 2,135 square feet, five tenants signing renewal leases who occupy 6,606 square feet, and one tenant vacating 639 square feet. The Office Park has one major tenant with two leases that comprise approximately 26% and 7% of the available space. These two leases expire December 2003 and December 1998, respectively. The lease expiring in December 1998 is currently being finalized to renew through December 2003.

The Tower Industrial Building is leased to a single tenant whose lease expires on April 30, 2000.

At Northeast Commerce Center, there was no leasing activity during the third quarter and the property remains 94% occupied. The property has three major tenants who occupy 50%, 18%, and 11% of the property with leases that expire December 1998, October 1999, and June 2001, respectively. The tenant whose lease expires December 1998 has notified the Registrant that they will be vacating as of November 1998 pursuant to an early cancellation option they have exercised. The Registrant is working closely with the Cincinnati brokerage firm hired to handle the leasing of the property to market the 50,000 square feet which will be vacated. Effective October 1, 1998, the tenant who occupied 11% of the property expanded their suite to include an additional 5,878 square feet, signing a new lease expiring September 2003.

Occupancy at Countryside Executive Center increased from 71% to 75% during the third quarter 1998. Leasing activity during the quarter consisted of the Registrant signing two new leases totaling 6,342 square feet and three tenants vacating who occupied 2,397 square feet. The property has one major tenant who occupies 14% of the available space with a lease that expires February 2005.

During the third quarter of 1998 occupancy at Leawood Fountain Plaza increased from 94% at the beginning of the quarter to 95% at the quarter's end. Leasing activity during the quarter consisted of the Registrant signing one new lease for 3,036 square feet, two tenants renewing their leases for 5,991 square feet, and two tenants vacating their leases which occupied 2,067 square feet. The property has two major tenants who occupy approximately 10% and 15% of the available space with leases which expire in July 1999 and expired in July 2001, respectively.

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

Year 2000 Issues
----------------

The Registrant believes that the impact of the year 2000 will not cause the Registrant to incur a future expense that will have a material impact on future results. The management company employed by the Registrant utilizes various software packages as tools in running its accounting operations. The Registrant's properties are maintained on software provided by a third party. The management company has received information from that company indicating that the main software program has all its core products already compatible with 2000 dates and that these have been tested in the field for over five years. A few of the add on products that are not crucial to the management company's business are in the process of being updated and the third party vendor anticipates compliance by the end of 1998.

Results of Consolidated Operations 1998
---------------------------------------

For the quarter ended September 30, 1998 and September 30, 1997 consolidated revenues were $892,677 and $818,376, respectively. Consolidated revenues increased $74,301 when comparing quarter ended September 30, 1998 to the same period in the prior year. This increase in revenues is primarily due to an increase in base rental income ($111,092) and a decrease in the amount of rent concessions posted ($10,136). These positive income results were offset by a decrease in escalation income (30,636) and an increase in bad debt expense ($19,409). The increase in rental income is primarily due to higher occupancy levels at Countryside Executive Center, Northcreek Office Park, and Leawood Fountain Plaza. The decrease in escalation income is primarily due to decreases at Northcreek Office Park ($22,583) and Northeast Commerce Center ($6,161). The bad debt increase is due to the amount recorded by Countryside Executive Center as mentioned in the property comparisons. For the nine month period ended September 30, 1998 and 1997, consolidated revenues were $2,667,034 and $2,591,294, respectively. Consolidated revenues for the nine month period increased $75,740 when compared to prior year. This increase in revenues is primarily due to increases in rental income at Coutryside Executive Center. Leawood, Northcreek, and Northeast Commerce also had increased rental revenues when compared to third quarter 1997. In addition, the amount of rent concessions was less in 1998 due to new lease negotiations. These increases were offset by significant decreases in escalation income at Northeast Commerce and Leawood and an increase in bad debt expense at Countryside, as mentioned in the three month period comparison.

Consolidated expenses for the three months ended September 30, 1998 and September 30, 1997 were $851,429 and $771,708, respectively. Consolidated expenses increases $79,721 when comparing third quarter of 1998 to the same period in prior year. The increase in expenses occurred due to increases in depreciation and amortization ($70,603), management fees ($3,909), repairs and maintenance ($29,492), utilities ($7,131), and cleaning expense ($6,071). These increases were partially offset by decreases in real estate taxes ($17,797), parking lot ($13,226), and other operating expenses ($8,696). The repairs and maintenance increase can primarily be attributed to heating, ventilation, and air-conditioning costs at Northeast Commerce and Countryside, as mentioned in the property comparisons. Consolidated expenses for the nine month period ended September 30, 1998 and 1997 were $2,539,500 and $2,432,200, respectively.
Consolidated expenses increased $107,300 when comparing the nine months ended September 30, 1998 to the similar period of the prior year. The increase in consolidated expenses was due to increases in depreciation and amortization ($73,124), real estate taxes ($16,875), repairs and maintenance ($53,648), utilities ($9,814), cleaning ($9,806) and other operating expenses ($28,314). These increases were partially offset by decreases in professional services ($78,134) and parking lot ($7,752). The increase in repairs and maintenance is primarily due to the heating/air- conditioning costs, as mentioned in the three month comparison, and increased exterior building repairs. The other operating expense increase for the nine month period is due to significant increases in fire and crime prevention, promotional, and travel expense. The sizeable decrease in professional services can be attributed to the amount of legal and other professional services rendered in 1998 being less than 1997.

Results of Consolidated Operations 1997
---------------------------------------

For the quarter ended September 30, 1997 and September 30, 1996, consolidated revenues were $818,376 and $868,743, respectively. Consolidated revenues decreased $50,367 when comparing quarter ended September 30, 1997 to the same period in the prior year. This decrease in revenues is due to a decrease in rental income ($68,081) at Countryside Executive Center.


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

Consolidated expenses for the nine months ended September 30, 1997 and September 30, 1996 were $2,433,200 and $2,607,401, respectively. Consolidated expenses decreased $175,201 when comparing the nine months ended September 30, 1997 to the similar period of the prior year. The decrease in consolidated expenses was due to a decrease in interest expense ($17,694), utilities ($9,817), parking lot/landscaping expenses ($15,471), and other operating expenses ($174,796), partially offset by an increase in professional services ($34,794). The decrease in other operating expenses is due to the fact that in 1996 a real estate tax consultant's fee was paid for an appeal of the real estate taxes. This fee only occurs once every three years at the tri-annual assessment. The decrease in interest expense is due to the pay down of the debt during the year. Other operating expenses decreased primarily due to the 1996 real estate tax consultant fee of $130,267 discussed above and a decrease of ($25,000) in vacancy related expenses because in 1996 there was a larger volume of costs incurred to ready vacant units for leasing.

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


                                             NOONEY INCOME FUND LTD. II, L.P.

Dated: November 13, 1998                     Nooney Income Investments Two, Inc.
      -------------------
                                             General Partner

                                             By: /s/ Gregory J. Nooney, Jr.
                                             ------------------------------
                                             Gregory J. Nooney, Jr.-Director
                                             Chairman of the Board and
                                             Chief Executive Officer

                                             By: /s/ Patricia A. Nooney
                                             --------------------------
                                             Patricia A. Nooney-Director
                                             Senior Vice President and Secretary

                                             BEING A MAJORITY OF THE DIRECTORS

                                  EXHIBIT INDEX

Exhibit Number                Description
--------------                -----------

3 Amended and Restated Agreement and Certificate of Limited Partnership, dated February 3, 1986, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1986, as filed pursuant to Rule 13-a1 of the Securities Exchange Act of 1934 (File No. 0-14360)

27                            Financial   Data   Schedule   (provided   for  the
                              information of the U.S. Securities and Exchange Commission only)