Form 10-K405
period 1998-12-31
NOONEY INCOME FUND LTD II L P
filed 1999-03-31
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-K

(Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
----- EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended         December 31, 1998
                          -----------------------------------------------------

                                       OR

  X   TRANSITION  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE  SECURITIES
----- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                                ---------------------    ----------------------

                         Commission file number  0-14360
                                               ------------

                        NOONEY INCOME FUND LTD. II, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                          43-1357693
----------------------------------                          -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


500 N. Broadway, St. Louis, Missouri                          63102
------------------------------------------                  -------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code    (314) 206-4600
                                                   ----------------------------
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------

            None                                Not Applicable
-------------------------------        ----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                          -----      -----

  X   Indicate by  check mark if  disclosure of  delinquent  filers  pursuant to
----- Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 1999, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $19,221,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1999, by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of the General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

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

The real estate investment market began to improve in 1994, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds from the sale or financing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources - for a discussion of possible future acquisitions and possible sales of properties.)

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


       Column A                           Column B
       --------                           --------
       Nooney Company                     Brooklyn Street Properties, Inc.
       Nooney Krombach Company            Hanley Brokers, Inc.

ITEM 2:  PROPERTIES

On February 20, 1985, the Registrant acquired a 24% interest as a tenant in common in Leawood Fountain Plaza, a three building office complex in Leawood, Kansas. Constructed in two phases in 1982 and 1983, the buildings contain approximately 30,000, 29,000 and 26,000 net rentable square feet respectively, or an aggregate of approximately 85,000 net rentable square feet of office space. The buildings are located on a 7.9 acre site which provides paved parking for 403 cars. The purchase price of the complex was $9,626,576, of which $2,310,379 was paid by the Registrant for its 24% interest. The remaining 76% interest was purchased by Nooney Income Fund Ltd., L.P., an affiliate of the Registrant, as the other tenant in common. All costs and revenues attributable to the operation of the complex are shared by the Registrant and Nooney Income Fund Ltd., L.P. in proportion to their respective percentage interests. The complex was 97% leased by 41 tenants at December 31, 1998. (See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

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

On December 16, 1986, the Registrant acquired a 50% interest as a tenant in common in Countryside Executive Center, a single story office building located at 1210-1270 W. Northwest Highway in Palatine, Illinois, a suburb of Chicago. The building contains approximately 91,000 net rentable square feet and is situated on an 8.6 acre site which provides parking spaces for 467 cars, some of which spaces are shared with adjoining properties pursuant to a mutual easement agreement which also provides for the sharing of certain expenses. The total purchase price of the building was $9,853,660, of which $4,926,830 was paid by the Registrant for its 50% interest. The remaining 50% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in Countryside Executive Center for $1,250,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the building were shared by the Registrant and a subsidiary of the mortgage lender in proportion to their respective percentage interests. Effective October 1998, the property was renamed Countryside Office Park. The building was 77% leased by 34 tenants at December 31, 1998. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

On December 29, 1986, the Registrant acquired a 45% interest as a tenant in common in Wards Corner Business Center A & B, a two building office/warehouse/showroom facility located at 420-422 Wards Corner Road in Loveland, Ohio, a suburb of Cincinnati. Effective January 1, 1996, the property known as Wards Corner was renamed Northeast Commerce Center. The two single-story buildings contain 50,000 net rentable square feet each, or an aggregate of approximately 100,000 net rentable square feet. The buildings are situated on a 7.5 acre site which provides parking for 278 cars. The total purchase price of the buildings was $6,630,395, of which $2,983,678 was paid by the Registrant for its 45% interest. The remaining 55% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in Northeast Commerce Center for $1,980,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the buildings were shared by the Registrant and a subsidiary of the mortgage lender in proportion to their respective percentage interests. The buildings were 50% leased by 3 tenants at December 31, 1998. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

On December 29, 1986, the Registrant acquired a 45% interest as a tenant in common in NorthCreek Office Park, a three building office complex located at 8220, 8240 and 8260 NorthCreek Drive in Cincinnati, Ohio. Constructed in phases in 1984 and 1986, the three-story buildings contain 19,500, 24,000 and 48,000 net rentable square feet respectively, or an aggregate of approximately 91,500 net rentable square feet. The buildings are located on a 8.4 acre site which provides paved parking for 366 cars. The purchase price of the complex was $11,063,260, of which approximately $4,978,467 was paid by the Registrant for its 45% interest. The remaining 55% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in NorthCreek Office Park for $3,960,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the complex were shared by the Registrant and a subsidiary of the mortgage lender in proportion to their respective percentage interests. The complex was 100% leased by 34 tenants at December 31, 1998. (See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

Reference is made to Note 6 of Notes to Financial Statements for a description of revenues derived from major tenants.

Reference is made to Note 3 of Notes to Financial  Statements  filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of December 31, 1998, relating to the properties owned by the Registrant.

===================================================================================================================================
                                                        AVERAGE
                                                        ANNUALIZED
                                       TOTAL            EFFECTIVE                    PRINCIPAL TENANTS
                           SQUARE      ANNUALIZED       BASE RENT PER   PERCENT      OVER 10% OF PROPERTY           LEASE
PROPERTY                   FEET        BASE RENT*       SQUARE FOOT     LEASED       SQUARE FOOTAGE                 EXPIRATION
-----------------------------------------------------------------------------------------------------------------------------------
Tower Industrial                                                                     Baxter International Inc.
Building                    42,000     $   157,300         $3.73          100%       (100%)                            2000
-----------------------------------------------------------------------------------------------------------------------------------
Leawood Fountain                                                                     Midwest Mechanical (14%)          2001
Plaza                       85,000     $ 1,375,000        $16.74           97%       Family Medical Care of Kansas
                                                                                     City (10%)                        1999
-----------------------------------------------------------------------------------------------------------------------------------
Northeast
Commerce Center            100,000     $   251,300        $ 5.07           50%       Hill Top Research (23%)           2003
                                                                                     Aerospace International
                                                                                     (19%)                             1999
-----------------------------------------------------------------------------------------------------------------------------------
Countryside
Executive Center            91,000     $ 1,127,000        $15.91           77%       Dietzgen Corporation
                                                                                     (14%)                             2005
-----------------------------------------------------------------------------------------------------------------------------------
NorthCreek Office                                                                    Cincinnati Group Health
Park                        91,500     $ 1,298,174        $14.26          100%       Associates (26%), (7%)            2003, 2003
-----------------------------------------------------------------------------------------------------------------------------------

* Represents 100% of Base Rent.  Registrant has 24% ownership in Leawood Fountain Plaza.

===================================================================================================================================

ITEM 3:  LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of February 1, 1999 there were 1,335 record holders of Interests in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.

              Cash Distributions Paid Per Limited Partnership Unit

           First Quarter   Second Quarter   Third Quarter   Fourth Quarter

1997            -0-            $6.25           $6.25                -0-

1998            $12.50         -0-             $6.25                -0-


ITEM 6:  SELECTED FINANCIAL DATA
                                                                                Year Ended December 31,
                                                     ------------------------------------------------------------------------------
                                                            1998            1997           1996          1995 (1)         1994
                                                                     (Not covered by independent auditors' report)
Rental and other income                                  $ 3,680,649     $ 3,355,159    $ 3,502,080    $ 1,754,750     $ 1,729,872

Net income                                                   364,096          63,587         83,571        209,517         254,046

Data per limited partnership unit:

  Net income                                                   17.83            2.66           3.69          10.17           12.16

  Cash distributions - Investment income                       17.83            2.66           3.69          10.17           12.16

  Cash distributions - Return of capital                        0.92            9.84           8.81           2.33            6.59

Weighted average limited partnership
  units outstanding                                           19,221          19,221         19,221         19,221          19,221

At year-end:

  Total assets                                            16,129,995      16,563,704     16,473,106     16,803,566       9,118,452

  Investment property, net                                14,372,757      14,744,540     14,798,098     15,166,737       7,803,472

  Mortgage note payable                                    6,995,876       7,096,532      7,190,000      7,190,000             -

  Partners' equity                                         8,262,543       8,280,887      8,472,267      8,643,642       8,689,086

See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.

(1) Balance  sheet  information  includes  the effects of an  acquisition  which occurred on December 29, 1995.

                                                                   -7-

ITEM: 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of December 31, 1998, is $1,249,605, a decrease of $128,533 from the year ended December 31, 1997. The Registrant expects the capital expenditures during 1999 will be adequately funded by current cash reserves and the properties' operating cash flow. The anticipated capital expenditures are as follows:

                                       Other        Leasing
                                      Capital       Capital        Total

   NorthCreek Office Park                    0       $83,861       $83,861
   Tower Industrial Building           252,000             0       252,000
   Northeast Commerce Center            28,400         8,500        36,900
   Countryside Executive Center         38,711       210,511       249,222
   Leawood Fountain Plaza (24%)         21,022        53,133        74,155
                                  ----------------------------------------
                                      $340,133      $356,005      $696,138
                                      ====================================

At  NorthCreek   Office  Park,   leasing   capital  is  anticipated  for  tenant
improvements and lease commissions on new and renewal deals.

At Tower Industrial Building, other capital has been budgeted for a complete re-roofing of the building.

At Northeast Commerce Center, other capital has been budgeted for parking lot overlay and striping, and leasing capital has been budgeted for separating utilities to accommodate one of our existing tenants who is downsizing and the Registrant has entered into a new lease for part of their space. At December 31, 1998, one of the major tenants vacated 50% of the property, which was one of the two buildings at Northeast Commerce Center. The Registrant is working with a local brokerage firm to try to re-lease the building to two tenants who wish to use it on an office/warehouse type basis, or the Registrant would be willing to consider selling the one building to a user who would like to occupy the entire 50,000 square feet that is vacant. Any deals brought to the Registrant by the brokerage firm will be evaluated throughout the year. Due to the uncertainty of re-leasing and the requirements that any potential tenant may have, no capital has been budgeted for this re-leasing, although the Registrant will have funds available from current cash reserves and operating results of its properties.

At Countryside Office Park, other capital has been budgeted for updating of bathroom counters, additional light fixtures, and a new HVAC unit. Leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants.

At Leawood Fountain Plaza, leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants. Other capital budgeted is for recarpeting hallways in one building, replacing exterior lighting throughout the property, and overlay of the parking lot.

Effective October 1998, Countryside Executive Center was renamed Countryside Office Park. The Registrant has hired a different local brokerage firm to attempt to get better results in leasing up the property during 1999. During 1998 occupancy increased from 72% at the beginning of the year to 77% at year-end.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy and sell Countryside Office Park at a price sufficient to satisfy required obligations. Until such time as the real estate market fully recovers, the Registrant will continue to manage the properties to achieve its investment objectives.
Results of Operations

The results of operations for the Registrant's properties for the years ended December 31, 1998, 1997 and 1996 are detailed in the schedule below. Expenses of the Registrant are excluded.

                           NorthCreek           Tower         Northeast        Countryside        Leawood
                           Office Park       Industrial       Commerce         Office Park       Fountain
                              (100%)           (100%)          (100%)             (100%)        Plaza (24%)
                           -----------       ----------       ---------        -----------      -----------

1998
----
Revenues                   $1,377,291         $202,221        $692,068         $1,025,373          $307,888
Expenses                    1,199,133          108,696         723,378            988,862           264,297
                           --------------------------------------------------------------------------------

Net Income (Loss)          $  178,158         $ 93,525        $(31,310)        $   36,511          $ 43,591

1997
----
Revenues                   $1,303,843         $196,947        $676,065         $  905,834          $283,881
Expenses                    1,222,155          106,565         625,690            975,298           263,850
                           --------------------------------------------------------------------------------

Net Income (Loss)          $   81,688         $ 90,382        $ 50,375         $ (69,464)          $ 20,031

1996
----
Revenues                   $1,387,766         $199,099        $582,345         $ 1,068,983         $286,674
Expenses                    1,171,977          109,090         671,080           1,087,519          278,219
                          ---------------------------------------------------------------------------------

Net Income (Loss)          $  215,789         $ 90,009        $(88,735)        $   (18,536)        $  8,455


1998 Property Comparisons

At NorthCreek Office Park, revenues increased $73,448 when comparing 1998 to 1997. The increase in income is due to an increase in base rental income ($57,197) and an increase in escalation income ($14,784). Expenses were relatively stable, decreasing $23,022 when comparing the two years. The decrease in expenses was due to decreases in interest ($6,252), depreciation ($8,588), and amortization ($6,348).

The operations at Tower Industrial Building remain stable as the building continues to be occupied by a single tenant which has an annual base rental increase equal to 50% of the CPI in the greater Chicago area.

Operating results at Northeast Commerce Center decreased when comparing 1998 to 1997. Revenues were relatively stable, increasing ($16,003) due to an increase in miscellaneous non-rental income ($9,629), and an increase in base rental income ($7,357). Expenses at Northeast Commerce Center increased $97,688 when comparing 1998 to 1997. The increase in expenses is due to an increase in real estate taxes ($55,325) due to a decrease in the real estate tax accrual caused by a lower assessment in the prior year. In addition, parking lot landscaping expenses increased ($7,710) and fire and crime prevention costs increased ($7,619). Amortization expenses increased ($20,178).

At Countryside Office Park, revenues increased $119,539 due to an increase in base rental income ($197,868), an increase in real estate tax reimbursement income ($11,678), partially offset by a decrease in miscellaneous rental income ($93,781). In 1997, the Registrant had received significant miscellaneous rental income for a tenant who paid hold over rent for approximately six months during that year. Expenses at Countryside Office Park increased ($13,564) when comparing year-end results for 1998 to the prior year. Significant fluctuations occurred in amortization which increased ($79,731), repair and maintenance expense which increased $28,703, and real estate tax expense which decreased ($100,428). Amortization increased in 1998 due to tenant alterations and lease commissions incurred in the fourth quarter of 1997. The decrease in real estate tax expense is a result of a tax consultant fee which was paid in 1997 which was not incurred again in 1998. As a result of the increase in income and expenses, net income increased $105,976 when comparing 1998 to 1997.

At Leawood Fountain Plaza, revenues increased ($24,007) when comparing 1998 year-end results to the prior year. The increase in revenue can be attributed to an increase in base rental income ($35,794), partially offset by an decrease in escalation income ($12,953). The increase in base rental income is due to the higher occupancy level the property maintained throughout 1998 as compared to 1997. Expenses during 1998 were relatively stable when compared to the prior year. The result of the stable expense level when combined with the significant increase in base rental income resulted in net income ($23,560) higher than the prior year.

The Registrant has a first mortgage with a floating interest rate of 3/4% over the then published prime rate of the lender. The properties which are collateral for this loan are NorthCreek Office Park, Countryside Office Park and Northeast Commerce Center. The balance of the loan as of December 31, 1998, is $6,995,876.

The interest rate at year end was 8.5%. The mortgage note agreement provides for a 3.25% interest rate on outstanding principal if a compensating balance is maintained during the immediately preceding month. During 1998 the Partnership decreased interest expense by approximately $64,000 from the compensating balance clause.

The occupancy levels at the Registrant's properties as of December 31, 1998, 1997 and 1996 are detailed in the schedule below.

                                    Occupancy  rates at December 31,
                                        1998      1997     1996
                                       -------------------------

       NorthCreek Office Park           100%       89%      98%
       Tower Industrial                 100%      100%     100%
       Northeast Commerce Center         50%       94%      87%
       Countryside Executive Center      77%       72%      61%
       Leawood Fountain Plaza            97%       89%      92%

For the quarter ended December 31, 1998, occupancy at NorthCreek Office Park increased from 96% at the beginning of the quarter to 100% at the end of the quarter. During the quarter, two tenants signed new leases for 2,933 square feet, two tenants renewed their leases for 3,479 square feet, and no tenants vacated. For the year, six tenants signed new leases for 14,506 square feet, eleven tenants renewed their leases for 15,289 square feet, and three tenants vacated 5,067 square feet. NorthCreek Office Park has one major tenant which occupies space under two leases which, together, comprise 33% of the available space. These leases both expire in December 2003.

Tower Industrial Building is leased by a single tenant whose lease expires on April 30, 2000. The Registrant is currently working on a renewal with this tenant.

At Northeast Commerce Center, one tenant signed a new lease for an additional 5,878 square feet and renewed its lease for 17,122 square feet, and one tenant vacated 50,000 square feet. The leasing activity which occurred in the fourth quarter was all of the leasing activity at the property for 1998. As previously discussed, the Registrant is working with a local Cincinnati brokerage firm to find replacement tenant(s) or to sell the one building which is vacant. Northeast Commerce Center has two major tenants which occupy 23% and 19% of the space with lease expirations of 2003 and 1999. The tenant occupying 19% of the space has notified the Registrant that they will be vacating. The Registrant's brokerage company is working on re-leasing the space.

During the fourth quarter at Countryside Office Park, three tenants signed new leases for 2,529 square feet, two tenants renewed their leases for 3,905 square feet, and one tenant vacated 937 square feet. During 1998, nine tenants signed new leases for 16,563 square feet, seven tenants renewed their leases for 5,417 square feet, and eight tenants vacated 11,871 square feet. There is one major tenant at Countryside who occupies 14% of the space with a lease which expires in 2005.

During the fourth quarter at Leawood Fountain Plaza, occupancy increased from 95% to 97%. During the quarter, two tenants signed new leases for 2,567 square feet, three tenants renewed their leases for 13,164 square feet, and one tenant vacated 560 square feet. During the year, the Registrant signed new leases with seven tenants for 6,743678 square feet, renewed seven tenants' leases for 19,155 square feet, and three tenants vacated 2,626 square feet. The property has two major tenants, one who occupies 14% of the space with a lease which expires in October 2001 and the other major tenant occupies 10% of the space with a lease which expires in July 1999, respectively. The Registrant is currently working with the tenant whose leases expires duirng 1999 for a long-term renewal.

The Registrant reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Registrant considers a history of operating losses or a change in occupancy to be primary indicators of potential impairment. The
Registrant deems the Property to be impaired if a forecast of undiscounted future operating cash flows directly related to the Property, including disposal value, if any, is less than its carrying amount. If the Property is determined to be impaired, the loss is measured as the amount by which the carrying amount of the Property exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar properties or the results of valuation techniques such as discounting estimated future cash flows. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

Year 2000 issues

Information Technology Systems

The Registrant utilizes computer software for its corporate and real property accounting records and to prepare its financial statements, as well as for internal accounting purposes. The vendor of the Registrant's software has informed the Registrant that it is Year 2000 compliant. The Registrant believes after reasonable investigation that its information technology hardware is Year 2000 compliant. However, in the event that such systems should fail, as a contingency plan, the Registrant could prepare all required accounting entries manually, without incurring material additional operating expenses.

Non-Information Technology Systems

At the request of the Registrant, its property managers have completed their review of the major date-sensitive non-information technology systems such as the elevators, heating, ventilating, air conditioning and cooling ("HVAC") systems, locks, and other like systems in the Registrant's properties and have determined that such systems are materially Year 2000 compliant. In some of the Registrant's properties, its property managers have utilized the services of third-party consultants in making this determination, while in other properties, the property managers have internally made such determinations. The Registrant does not separately track the internal costs incurred for its Year 2000 project. The Registrant does not believe that the Year 2000 issue will pose significant problems to the Registrant's Information technology systems and non-Information technology systems, or that resolution of any potential problems with respect to such systems will have a material effect on the Registrant's financial condition or results of operations.

Material Third Parties' Systems Failures

The most reasonably likely worst case scenario facing the Registrant as a result of the Year 2000 problem would be the inability of its tenants to pay rent as a result of a breakdown in such tenants' (or their financial service providers') computer systems or the refusal of such tenants to pay their rent as a result of the Registrant's inability to provide services due to non-Information technology systems failure. Failure in a tenant's computer systems may cause delays in such tenant's ability to process its accounting records and to make timely rent payments. However, any such delays in rent payments, whether caused by systems failure of tenant, property manager or a combination of the two, should not have a materially adverse effect on the Registrant's business or results of operations.

Risks

While delays caused by failure of the tenants' or the property managers' accounting or supply systems would likely not adversely affect the Registrant's business or results of operations, non-Information technology systems failure in the Registrant's properties could lead to tenants attempting to withhold their rent payments, which could materially adversely effect the Registrant's business, results of operations and financial condition as a result of increased legal costs. The Registrant believes that such material effect is primarily limited to items of a utility nature furnished by third parties to the Registrant and a wide universe of other customers. Included are items such as electricity, natural gas, telephone service and water, all of which are not readily susceptible to alternate sources and which in all likelihood should be available in some form. The Registrant has been unable to obtain assurances from such utility companies as to their Year 2000 compliance, and does not expect that such assurances will be forthcoming.

Such non-Information technology systems failure could force tenants to use the stairs in such properties, rather than the elevators. However, none of the properties owned by the Registrant is a high-rise building where such an elevator failure could cause a material adverse effect to the operations of its tenants, although such failure could make it impossible for any disabled tenants or any disabled customers to access such properties. Moreover, as previously discussed, the Registrant may suffer adverse effects in its results of operations and financial condition as a result of utility or HVAC failures, for example. Such events could lead the tenants of the Registrant to withhold rent, in the event that the Registrant's properties are not usable for their intended purposes. The Registrant does not believe that rent abatement would be a lawful tenant remedy for short-term obligations unless such failures extend for a period of 30 consecutive days. The Registrant intends to pursue its remedies for any such breach of its rent obligations by a Tenant expeditiously and to the full extend permitted by law.

1998 Comparisons

For the year ended December 31, 1998, the Registrant's consolidated revenues were $3,680,649 compared to $3,356,773 for the year ended December 31, 1997. Revenues increased $323,876 or 10% when comparing the two years. The increase in revenue is due to an increase in base rental income at the Registrant's properties as previously described.

For the year ended December 31, 1998, consolidated expenses were $3,316,553 compared to $3,293,186 for the year ended December 31, 1997. Thus, total expenses increased $23,367. The increase in expenses was a result of an increase in depreciation and amortization ($84,450), an increase in repair and maintenance ($41,342), and an increase in other operating expenses ($48,189), offset by a decrease in real estate taxes ($63,257), and a decrease in professional services ($89,196). Net income was $364,096 as compared to $63,587 for the prior year. Net cash provided by operating activities was $643,655 for the year ended December 31, 1998. The cash was used to provide capital improvements to the properties of $289,092, pay distributions to partners of $382,440 and decrease the outstanding balance of the mortgage loan by $100,656.

1997 Comparisons

For the year ended December 31, 1997, the Registrant's consolidated revenues were $3,356,773 compared to $3,509,669 for the year ended December 31, 1996. Thus, revenues decreased $152,896 when comparing the two years. This decrease in revenue is due to a decrease in base rental income at Countryside Executive Center and NorthCreek Office Park.

For the year ended December 31, 1997, consolidated expenses were $3,293,186 as compared to $3,426,098 for the year ended 1996. Expenses decreased due to a decrease in real estate tax expense ($156,800) due to the decreased real estate tax assessment , a decrease in other operating expenses ($45,874), partially offset by an increase in professional services ($92,379). Net income for the year ended 1997 was $63,587 as compared to $83,571 for the year ended 1996. During 1997, net cash provided by operating activities was $954,807. This cash was used to provide capital improvements to the properties of $551,260, cash distributions to partners were paid in the amount of $254,967, and principal payments on the mortgage loan were made in the amount of $93,468.

Inflation

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 1998 and are not expected to materially affect the Registrant's operation in l999.

Interest Rates

Interest rates on floating rate debt went down in 1997 and fluctuated throughout 1998, ending the year lower than the prior year end. Future increases in the prime interest rate can adversely affect the operations of the Registrant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at December 31, 1998. A review of the Registrant's other financial instruments and risk exposures at that date revealed that the Registrant had minor exposure to interest rate risk due to the floating rate first mortgage debt of $6,995,876. The Registrant utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Registrant's financial position, results of operations or cash flows.


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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Registrant has two General Partners. The background and experience of the General Partners are as follows:



The General Partner of the Registrant responsible for all aspects of the Registrant's operations is Nooney Income Investments Two, Inc., a Missouri corporation. Nooney Income Investments Two, Inc. was formed in November 1984 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships.

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

During 1998, cash distributions of $22,046 were paid to the General Partners by the Registrant.

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

Nooney, Inc., the manager of the Registrant's properties, is a wholly-owned subsidiary of CGS Real Estate Company, an affiliate of the General Partner. Nooney, Inc. is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 1998 the Registrant paid property management fees of $215,198 to Nooney, Inc. and $40,000 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during the year ended December 31, 1998.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during the year ended December 31, 1998 in connection with various transactions.

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

                See Exhibit Index on Page 21.

(b)      Reports on Form 8-K

         During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

(c)      Exhibits:

         See Exhibit Index on Page 21.

(d)      Not applicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NOONEY INCOME FUND LTD. II, L.P.



Date:         March 31, 1999             Nooney Income Investments Two, Inc.
      -----------------------------      General Partner


                                         By:/s/ William J. Carden
                                            William J. Carden - Director
                                            Chairman of the Board and
                                            Chief Executive Officer



                                         By:/s/ Gregory J. Nooney, Jr.
                                            Gregory J. Nooney, Jr. - Director
                                            Vice Chairman

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