Form 10-Q
period 1999-03-31
NOONEY INCOME FUND LTD II L P
filed 1999-05-14
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q
         (Mark One)
 X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarter period ended                   March 31, 1999
                               -------------------------------------------------

                                       OR

         TRANSITION  REPORT PURSUANT  TO SECTION 13 OR  15(d) OF THE  SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-14360
                                                -------

                        NOONEY INCOME FUND LTD. II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1357693
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

500 North Broadway, St. Louis, Missouri                           63102
---------------------------------------                -------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
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

PART I
ITEM 1 - Financial Statements:
-----------------------------


                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                       March 31,   December 31,
                                                         1999          1998
                                                      (Unaudited)
ASSETS:                                               -----------  ------------

     Cash and cash equivalents                       $ 1,176,439    $ 1,249,605
     Accounts receivable                                 151,516        205,323
     Prepaid expenses and deposits                        20,081         21,505
     Investment property, at cost:
         Land                                          2,618,857      2,618,857
         Buildings and Improvements                   13,653,961     13,618,572
                                                     -----------    -----------
                                                      16,272,818     16,237,429
         Less accumulated depreciation                 4,823,060      4,691,263
                                                     -----------    -----------
                                                      11,449,758     11,546,166
     Investment property-held for sale                 2,820,320      2,826,591
                                                     -----------    -----------
                                                      14,270,078     14,372,757

     Deferred expenses - At amortized cost               265,129        280,805
                                                     -----------    -----------

                                                     $15,883,243    $16,129,995
                                                     ===========    ===========

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses           $    58,439    $   160,061
     Accrued real estate taxes                           400,392        499,728
     Refundable tenant deposits                          212,850        211,787
     Mortgage note payable                             6,969,093      6,995,876
                                                     -----------    -----------

                                                       7,640,774      7,867,452

Partners' Equity                                       8,242,469      8,262,543
                                                     -----------    -----------

                                                     $15,883,243    $16,129,995
                                                     ===========    ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                         Three Months Ended
                                                      March 31,       March 31,
                                                        1999            1998
                                                     -----------     -----------
REVENUES:
     Rental and other income                         $   855,615     $   875,317
     Interest                                                  0               0
                                                     -----------     -----------

                                                         855,615         875,317
EXPENSES:
     Interest Expense                                    134,088         146,020
     Depreciation and amortization                       181,040         194,876
     Real estate taxes                                   139,025         160,757
     Property management fees paid to
         Nooney Inc.                                      50,896          51,257
     Reimbursement to Nooney Inc.
         for partnership management
         services and indirect expenses                   10,000          10,000
     Repairs & Maintenance                                60,508          44,277
     Professional Services                                46,680          22,199
     Utilities                                            40,340          37,771
     Payroll                                              30,676          22,583
     Cleaning                                             30,645          40,868
     Insurance                                            17,772          15,463
     Snow Removal                                         36,698          17,918
     Other operating expenses                             97,321          50,812
                                                     -----------     -----------

                                                         875,689         814,801
                                                     -----------     -----------

NET (LOSS) INCOME                                    $   (20,074)    $    60,516
                                                     ===========     ===========

NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP UNIT                                $     (1.03)    $      3.12
                                                     ===========     ===========

PARTNERS' EQUITY:
     Beginning of Period                             $ 8,262,543     $ 8,280,887
     Net (Loss) Income                                   (20,074)         60,516
                                                     -----------     -----------

     End of Period                                   $ 8,242,469     $ 8,341,403
                                                     ===========     ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------


                                                          Three Months Ended
                                                        March 31,     March 31,
                                                          1999          1998
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss) Income                                $   (20,074)  $    60,516
     Adjustments to reconcile net (loss) income to
         net cash provided by (used in) operating
         activities:
             Depreciation and amortization                181,040       194,876


     Changes in assets and liabilities:
         Decrease in accounts receivable                   53,807        45,359
         Decrease in prepaid expenses & deposits            1,424         1,337
         Increase in deferred assets                       (5,497)      (38,137)
         Decrease in accounts payable                    (101,622)     (361,411)
         Decrease in accrued real estate taxes            (99,336)     (110,214)
         Increase in refundable tenant deposits             1,063        47,775
                                                      -----------   -----------

             Total Adjustments                             30,879      (220,415)
                                                      -----------   -----------

             Net cash provided by (used in)
                 operating activities                      10,805      (159,899)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to investment property                     (57,188)      (64,736)
                                                      -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
     Payments on mortgage notes payable                   (26,783)      (25,164)
                                                      -----------   -----------


NET DECREASE IN CASH                                      (73,166)     (249,799)
     AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of period          1,249,605     1,378,138
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 1,176,439   $ 1,128,339
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for interest      $   134,088   $   146,020



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     --------------------------------------

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   ------------------------------------------


NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1998, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim periods.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1999 and for all periods presented have been made. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 1999 and 1998 was computed based on 19,221 units, the number of units outstanding during the periods.

NOTE E:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same.

NOTE F:

The partnership has five reportable operating segments: Leawood Fountain Plaza, Tower Industrial, Countryside Executive Center, Northeast Commerce Center, and Northcreek Office Park. The Partnership's management evaluates performance of each segment based on profit or loss from operations before allocation of property writedowns, general and administrative expenses, unusual and extraordinary items, and interest.


                                                          Three Months Ended
                                                      March 31,        March 31,
(In thousands)                                          1999             1998
                                                        ----             ----

Revenues:
    Leawood Fountain Plaza (24%)                     $  84,311        $  66,590
    Tower Industrial                                    50,450           50,153
    Countryside Executive Center                       260,579          221,282
    Northeast Commerce Center                           92,178          165,800
    NorthCreek Office Park                             359,666          347,904
                                                     ---------        ---------
                                                       847,184          851,729
                                                     =========        =========

Operating Profit:
    Leawood Fountain Plaza (24%)                     $  15,871        $   3,188
    Tower Industrial                                    23,722           23,968
    Countryside Executive Center                        20,080          (38,641)
    Northeast Commerce Center                         (114,091)          (4,605)
    NorthCreek Office Park                              46,168           49,713
                                                     ---------        ---------
                                                        (8,250)          33,623
                                                     =========        =========

Capital Expenditures:
    Leawood Fountain Plaza (24%)                     $   4,160        $   2,822
    Tower Industrial                                     3,850                0
    Countryside Executive Center                        16,374           27,112
    Northeast Commerce Center                            5,860                0
    NorthCreek Office Park                              26,944           34,802
                                                     ---------        ---------
                                                        57,188           64,736
                                                     =========        =========

Depreciation and Amortization:
    Leawood Fountain Plaza (24%)                     $  23,892        $  22,960
    Tower Industrial                                    10,411           10,402
    Countryside Executive Center                        32,183           47,245
    Northeast Commerce Center                           62,738           66,258
    NorthCreek Office Park                              90,185           86,380
                                                     ---------        ---------
                                                       219,409          233,245
                                                     =========        =========

Assets:
    Leawood Fountain Plaza (24%)                    $   209,494      $   143,127
    Tower Industrial                                  1,187,588        1,094,185
    Countryside Executive Center                      1,814,384        1,796,204
    Northeast Commerce Center                         2,712,568        2,933,822
    NorthCreek Office Park                            5,569,761        5,455,325
                                                    -----------      -----------
                                                     11,493,795       11,422,663
                                                    ===========      ===========



Reconciliation of segment data to the Trust's consolidated data follow:

                                                        Three Months Ended
                                                    March 31,        March 31,
                                                      1999             1998
                                                      ----             ----

Revenues:
    Segments                                      $    847,184     $    851,729
    Corporate and other                                  8,431           23,588
                                                  ------------     ------------
                                                       855,615          875,317
                                                  ============     ============


Operating Profit:
    Segments                                      $     (8,250)    $     33,623
    Corporate and other income                           8,430           23,588
    General and administrative expenses                (20,254)           3,305
                                                  ------------     ------------
                                                        20,074           60,516
                                                  ============     ============


Depreciation and Amortization
    Segments                                      $    219,409     $    233,245
    Corporate and other                                (38,369)         (38,369)
                                                  ------------     ------------
                                                       181,040          194,876
                                                  ============     ============


Assets:
    Segments                                      $ 11,493,795     $ 11,422,663
    Corporate and other                              4,388,548        4,752,543
                                                  ------------     ------------
                                                    15,883,243       16,175,206
                                                  ============     ============

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents on hand as of March 31, 1999, is $1,176,439, a decrease of ($73,166) when compared to year end December 31, 1998. During the quarter, net cash provided by operating activities was $10,805. Cash was used for payment of capital additions in the amount of $57,188 and payments on mortgage notes payable of $26,783. The Registrant expects cash flow and cash on hand to fund the properties anticipated capital expenditures for the remainder of 1999. The anticipated capital expenditures by property are as follows:

                                  Leasing Capital   Other Capital        Total
                                  ---------------   -------------        -----

NorthCreek Office Park               $ 24,900         $      0         $ 24,900
Tower Industrial Building                   0          210,000          210,000
Northeast Commerce Center              52,301           36,900           89,201
Countryside Executive Center          177,495           39,000          216,495
Leawood Fountain Plaza (24%)           41,912           21,022           62,934
                                     --------         --------         --------
                                     $296,608         $306,922         $603,530
                                     ========         ========         ========

Leasing Capital at all of the partnership's properties relates to tenant improvements and lease commissions for new and renewal tenants. Other Capital at Leawood Fountain Plaza includes an overlay of the parking lot, carpet replacement in three building hallways, and new exterior lighting. At Tower Industrial Building Other Capital includes a new roof for the property. At Northeast Commerce Center Other Capital includes parking lot patching and striping, in addition to separating utilities for lease availability. At Countryside Executive Center, Other Capital relates to the replacement of bathroom counters, a new heating and air conditioning unit 'HVAC', and the installation of new light fixtures. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.


As previously disclosed, the Registrant feels that the market conditions exist whereby Countryside Executive Center should be sold. As previously reported, management is currently working on leasing additional space so that occupancy is at a higher level which will command a higher sale price when the property is ultimately sold. Occupancy levels have remained relatively consistent and the Registrant will continue to update any progress regarding the sale in future quarters.

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

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended March 31, 1999 and 1998 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                  Tower    Northeast  Countryside   Leawood
                   NorthCreek   Industrial  Commerce   Executive   Fountain
                   Office Park   Building    Center     Center    Plaza (24%)
                   -----------   --------    ------     ------    -----------
        1999
        ----

Revenues            $ 359,666   $  50,450  $  92,178   $ 260,579   $  84,311
Expenses              313,498      26,728    206,269     240,499      68,440
                    ---------   ---------  ---------   ---------   ---------

Net Income (Loss)   $  46,168   $  23,722  $(114,091)  $  20,080   $  15,871
                    =========   =========  =========   =========   =========

        1998
        ----

Revenues            $ 347,904   $  50,153  $ 165,800   $ 221,282   $  66,590
Expenses              298,191      26,185    170,405     259,923      63,402
                    ---------   ---------  ---------   ---------   ---------

Net Income (Loss)   $  49,713   $  23,968  $  (4,605)  $ (38,641)  $   3,188
                    =========   =========  =========   =========   =========


Revenues at NorthCreek Office Park increased $11,762 when comparing quarter end March 31, 1999 to the first quarter ended March 31, 1998. This increase can be primarily attributed to an increase in rental income ($29,427) due to the increase in the occupancy level when compared to that of prior year. This increase was partially offset by a decrease in escalation income ($17,577) due to a reduction in the amount of 1998 reimbursable expenses. Expenses increased from $298,191 for the quarter ended March 31, 1998 to $313,498 for the quarter ended March 31, 1999. This increase of $15,307 is mainly attributable to increases in amortization expense ($3,733), repairs and maintenance related expenses ($7,209), snow removal ($5,356), professional services ($3,925), and other operating expenses ($1,646). These increases were partially offset by a decrease in interest expense ($6,562). The increase in repairs and maintenance related expenses is primarily due to the installation of new electrical lighting. The decrease in interest expense is due to increased principal payments per current mortgage agreement and a lower principal balance outstanding. The increase in snow removal was due to a more severe winter during 1999.

Operating results at Tower Industrial Building for the quarter ended March 31, 1999 and 1998 remained stable with minimal fluctuations.

Revenues at Northeast Commerce Center were $92,178 at the quarter ended March 31, 1999 and $165,800 for the quarter ended March 31, 1998. This decrease in revenue of $73,622 is due to the significant decrease in occupancy when compared to that of prior year. This affected both rental and recovery revenues for the first quarter. A major tenant vacated in fourth quarter 1998.

Expenses for the quarters ending March 31, 1999 and March 31, 1998 were $206,269 and $170,405, respectively. The increase of $35,864 can primarily be attributable to increases in snow removal ($5,582) and vacancy expense ($45,518), partially offset by decreases in amortization expense ($3,553), interest expense ($3,340), and cleaning services ($9,115). The increase in vacancy expense is due to the costs of rehabilitating the vacant space mentioned previously. The decrease in cleaning services is also due to the suite vacated in 1998. All cleaning bills for this unit were previously paid by the Registrant.

At Countryside Executive Center, revenues were $260,579 and $221,282 for the quarters ended March 31, 1999 and March 31, 1998, respectively. Revenues increased $39,297 primarily due to increases in miscellaneous income ($20,257) which can be attributable to a prior year tax refund, and rental income ($60,829) due to an increase in occupancy and rental rates. These increases were partially offset by decreases in cross easement income ($2,675) and an increase in bad debt expense ($39,114). The amount wrote off to bad debt was per the property manager and was for former tenant balances considered uncollectible. Operating expenses decreased $19,424 when comparing the two years. The expenses which decreased include amortization ($15,062), interest expense ($2,028), and real estate tax expense ($15,847). These increases were partially offset by increases in snow removal ($9,061) and payroll expense ($4,158). The decrease in amortization expense is due to the amount of fully amortized assets which were amortized in the prior year and not current year. The decrease in real estate tax expense is due to lower annual taxes as a result of an appeal. This relates to the prior year tax refund mentioned earlier. The increase in payroll is due to additional office staff.

At Leawood Fountain Plaza, revenues increased $17,721. The increase in income can be attributable to increases in escalation income ($3,951) and rental income ($13,770) due to a higher occupancy level than that of prior year. Operating expenses increased $5,038 when comparing the two periods. The increase in expenses is mainly due to increases in repairs and maintenance related expenses ($4,245) and various other operating expenses ($793).

The occupancy levels at the Registrant's properties are listed below:

                                             Occupancy levels as of March 31,
                                             --------------------------------

         Property                              1999        1998        1997
         --------                              ----        ----        ----

NorthCreek Office Park                         100%         95%         98%
Tower Industrial Building                      100%        100%        100%
Northeast Commerce Center                       50%         94%         87%
Countryside Executive Center                    74%         69%         59%
Leawood Fountain Plaza (24%)                    98%         90%         88%

During the first quarter of 1999, leasing activity at NorthCreek Office Park consisted of one tenant signing a lease for 1,340 square feet, three tenants renewing their leases for a total of 8,570 square feet and one tenant vacating 1,238 square feet. The property remained at 100% occupied from the beginning of the quarter. NorthCreek Office Park has one major tenant which occupies spaces under two leases which together comprise 33% of the available space. These leases expire in December 2003.

Tower Industrial Building is leased to a single tenant whose lease expires on April 30, 2000.

At Northeast Commerce Center, occupancy remained at 50% during the quarter. During the quarter, a major tenant which previously occupied 19% of the available space, downsized to 11%. The Registrant has signed a new lease effective April 1999 for this 8% square footage that became available as a result of the downsizing. Overall, there was no change in the percentage occupied for the quarter. The property has two major tenants who occupy 23% and 11% of the available space. Their leases expire September 2003 and October 1999, respectively. The Registrant is working with a local Cincinnati brokerage firm to find replacement tenant(s) or to sell the one building that is vacant. The tenant occupying 11% of the available space has notified the Registrant they will be vacating. The Registrant's brokerage company is working on releasing that space.

At Countryside Executive Center, occupancy decreased 3%to 74% from the rate at the beginning of the quarter. Leasing activity during the first quarter consisted of one tenant occupying 3,823 square feet renewing their lease and two tenants vacating 3,224 square feet. There is one major tenant at Countryside Executive Center who occupies 14% of the available space with a lease which expires in 2005. The Registrant continues to work with the local brokerage firm to market the property and improve the occupancy.

During the first quarter of 1999, occupancy at Leawood Fountain Plaza increased to 98%. Leasing activity consisted of one new tenant occupying 737 square feet. There was no other leasing activity. The property has two major tenants, one who occupies 14% of the available space whose lease expires in October 2001 and a second major tenant who occupies 10% of the available space whose lease expires in July 1999. The Registrant is currently working with the tenant whose lease expires in July 1999 and anticipates a long term renewal.

Year 2000 Issues
----------------

Information Technology Systems
------------------------------

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

Non-Information Technology Systems
----------------------------------

At the request of the Registrant, its property managers have completed their review of the major date-sensitive non-information technology systems such as elevators, heating, ventilation, air conditioning and cooling ("HVAC") systems, locks, and other like systems in the Registrant's properties and have determined that such systems are materially Year 2000 compliant. In some of the Registrant's properties, its property managers have utilized the services of third-party consultants in making this determination, while in other properties, the property managers have internally made such determinations. The Registrant does separately track the internal costs incurred for its Year 2000 project. The Registrant does not believe that the Year 2000 issue will pose significant problems to the Registrant's Information technology systems and non-Information technology systems, or that resolution of any potential problems with respect to such systems will have a material effect on the Registrant's financial condition or results of operations.

Material Third Parties' Systems Failures
----------------------------------------

The most reasonable likely worst case scenario facing the Registrant as a result of the Year 2000 problem would be the inability of its tenants to pay rent as a result of a breakdown in such tenants' (or other financial service providers') computer or the refusal of such tenants to pay their rent as a result of the Registrant's inability to provide services due to non-Information technology systems failure. Failure in a tenant's computer systems may cause delays in such tenant's ability to process its accounting records and to make timely rent payments. However, any such delays in rent payments, whether caused by systems failure of tenant, property manager or a combination of the two, should not have a materially adverse effect on the Registrant's business or results of operations.

Risks
-----

While delays caused by the failure of the tenants' or the property managers' accounting or supply systems would likely not adversely affect the Registrant's business or results of operations, non-Information technology systems failure in the Registrants's properties could lead to tenants attempting to withhold their rent payments, which could materially adversely effect the Registrant's business, results of operations and financial conditions as a result of increased legal costs. The Registrant believes that such material effect is primarily limited to items of a utility nature furnished by third parties to the Registrant and a wide universe of other customers. Included are such items as electricity, natural gas, telephone service, and water, all of which are not readily susceptible to alternate sources and which in all likelihood should be available in some form. The Registrant has been unable to obtain assurances from such utility companies as to their Year 2000 compliance, and does not expect that such assurances will be forthcoming.

Such non-Information technology systems failure could force tenants to use the stairs in such properties, rather than the elevators. However, none of the properties owned by the Registrant is a high-rise building where such an elevator failure could cause a material adverse effect to the operations of its tenants, although such failure could make it impossible for any disabled tenants or any disabled customers to access such properties. Moreover, as previously discussed, the Registrant may suffer adverse effects in its results of operations and financial condition as a result of utility or HVAC failures, for example. Such events could lead the tenants of the Registrant to withhold rent, in the event that the Registrant's properties are not usable for their intended purposes. The Registrant does not believe that rent abatement would be a lawful tenant remedy for short term obligations unless such failure extend for a period of 30 consecutive days. The Registrant intends to pursue its remedies for any such breach of its rent obligations by a Tenant expeditiously and to the full extend permitted by law.

Results of Consolidated Operations 1999
---------------------------------------

For the quarter ended March 31, 1999, consolidated revenues are $855,615 compared to $875,317 for the quarter ended March 31, 1998. Revenues decreased $19,702 primarily due to an increase in bad debt expense ($39,114), partially offset by an increase in miscellaneous income ($20,696) due to the receipt of a prior year tax refund. Both the bad debt expense and the prior year tax refund were addressed in the property comparisons. Consolidated expenses for the quarters ended March 31, 1999 and 1998 are $875,689 and $814,801, respectively. This $60,888 increase in expenses is a result of significant increases in repairs and maintenance related expenses ($16,231), professional fees ($24,481), payroll expenses ($8,093), snow removal ($18,780), and other operating expenses ($46,514). There were also less significant increases in utility expense
($2,569) and insurance ($2,309). These increases were partially offset by decreases in interest expense ($11,932), depreciation and amortization expense ($13,836), real estate tax expense ($21,732), and cleaning services ($10,223). The increase in professional fees is due to appraisal fees. The increase in other operating expense is primarily due to the increase in vacancy expenses for 1st quarter 1999 at Northeast Commerce Center. The decrease in interest expense can be attributed to increased principal payments made per mortgage agreement. Discussed in the property comparisons, are the increases in repairs and maintenance, payroll, and snow removal and the decreases in real estate tax and cleaning expense.

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



Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal l998 and are not expected to materially affect the Registrant's operation in l999.

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


                                   NOONEY INCOME FUND LTD. II, L.P.


Date:   May 14, 1999               By:   Nooney Income Investments Two, Inc.
                                         General Partner


                                   By:   /s/ Gregory J. Nooney, Jr.
                                         --------------------------
                                         Gregory J. Nooney, Jr. - Director
                                         Chairman of the Board and
                                         Chief Executive Officer


                                   By:   /s/ Patricia A. Nooney
                                         ----------------------
                                         Patricia A. Nooney - Director
                                         Senior Vice President and Secretary


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