Form 10-Q
period 1999-06-30
NOONEY INCOME FUND LTD II L P
filed 1999-08-13
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q
         (Mark One)
 X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarter period ended                   June 30, 1999
                               -------------------------------------------------

                                       OR

         TRANSITION  REPORT PURSUANT  TO SECTION 13 OR  15(d) OF THE  SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-14360
                                                -------

                        NOONEY INCOME FUND LTD. II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1357693
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Memorial Drive, Suite 1000, St. Louis, MO                  63102-2449
---------------------------------------------         -------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
                                                   -----------------------------
          500 North Broadway, Suite 1200, St. Louis, MO 63102-2449
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

PART I
ITEM 1 - Financial Statements:
------------------------------


                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                      June 30,      December 31,
                                                        1999            1998
                                                     (Unaudited)
                                                     -----------    ------------
ASSETS:

     Cash and cash equivalents                      $  1,264,020   $  1,249,605
     Accounts receivable                                 203,035        205,323
     Prepaid expenses and deposits                        49,730         21,505
     Investment property, at cost:
         Land                                          2,618,857      2,618,857
         Buildings and Improvements                   13,821,269     13,618,572
                                                    ------------   ------------
                                                      16,440,126     16,237,429
         Less accumulated depreciation                (4,931,927)    (4,691,263)
                                                    ------------   ------------
                                                      11,508,199     11,546,166
     Investment property-held for sale                 2,837,163      2,826,591
                                                    ------------   ------------
                                                      14,345,362     14,372,757

     Prepaid and Deferred expenses - At amortized
       cost                                              259,652        280,805
                                                    ------------   ------------

                                                    $ 16,121,799   $ 16,129,995
                                                    ============   ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses          $    223,949   $    160,061
     Accrued real estate taxes                           561,729        499,728
     Refundable tenant deposits                          232,407        211,787
     Mortgage note payable                             6,938,354      6,995,876
                                                    ------------   ------------

                                                       7,956,440      7,867,452

Partners' Equity                                       8,165,360      8,262,543
                                                    ------------   ------------

                                                    $ 16,121,799   $ 16,129,995
                                                    ============   ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                        Three Months Ended           Six Months Ended
                                      June 30,       June 30,      June 30,      June 30,
                                        1999           1998          1999          1998
                                      --------       --------      --------      --------

REVENUES:
     Rental and other income         $   929,911   $   899,041   $ 1,785,526   $ 1,774,358
     Interest                                  0             0             0             0
                                     -----------   -----------   -----------   -----------

                                         929,911       899,041     1,785,526     1,774,358
EXPENSES:
     Interest expense                    134,795       148,507       268,883       294,527
     Depreciation and amortization       181,390       183,867       362,431       378,743
     Real estate taxes                   303,252       153,452       442,277       307,488
     Property management fees paid
         to Nooney Inc.                   55,345        53,401       106,241       104,659
     Reimbursement to Nooney Inc.
         for partnership management
         services and indirect
         expenses                         10,000        10,000        20,000        20,000
     Repairs and maintenance              89,543        66,140       150,051       110,633
     Professional services                31,808        22,628        78,488        44,828
     Utilities                            32,427        34,470        72,767        72,242
     Payroll                              26,569        24,140        57,245        46,722
     Cleaning                             37,535        42,082        68,180        82,484
     Insurance                            19,678        18,583        37,449        34,045
     Parking lot / landscaping
         expenses                         27,953        37,970        40,333        47,035
     Other operating expenses             56,725        78,031       178,364       144,667
                                     -----------   -----------   -----------   -----------

                                       1,007,020       873,271     1,882,709     1,688,073
                                     -----------   -----------   -----------   -----------

NET (LOSS) INCOME                    $   (77,109)  $    25,770   $   (97,183)  $    86,285
                                     ===========   ===========   ===========   ===========
NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP UNIT                $     (4.23)  $      1.34   $     (5.63)  $      4.49
                                     ===========   ===========   ===========   ===========

PARTNERS' EQUITY:
     Beginning of Period             $ 8,242,469   $ 8,341,402   $ 8,262,543   $ 8,280,887
     Net (Loss) Income                   (77,109)       25,770       (97,183)       86,285
     Cash Distribution to Partners             0      (254,956)            0      (254,956)
                                     -----------   -----------   -----------   -----------
     End of Period                   $ 8,165,360   $ 8,112,216   $ 8,165,360   $ 8,112,216
                                     ===========   ===========   ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------


                                                           Six Months Ended
                                                         June 30,      June 30,
                                                           1999          1998
                                                           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss) Income                                $   (97,183)  $    86,285
     Adjustments to reconcile net (loss) income to
         net cash provided by operating activities:
             Depreciation and amortization                362,431       378,743

     Changes in assets and liabilities:
         Decrease (Increase) in accounts receivable         2,288        (2,263)
         Increase in prepaid expenses and deposits        (28,225)      (31,110)
         Increase in deferred assets                      (21,521)      (49,314)
         Increase (Decrease) in accounts payable           63,888      (312,892)
         Increase (Decrease) in accrued real estate
             taxes                                         62,001       (48,494)
         Increase in refundable tenant deposits            20,620        49,059
                                                      -----------   -----------

             Total Adjustments                            461,482       (16,271)
                                                      -----------   -----------

             Net cash provided by operating
                activities                                364,299        70,014
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to investment property                    (292,362)     (116,459)
                                                      -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
     Cash distributions to partners                             0      (254,956)
     Payments on mortgage notes payable                   (57,522)      (50,328)
                                                      -----------   -----------

         Net cash used in financing activities            (57,522)     (305,284)
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND                        14,415      (351,729)
       CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of period          1,249,605     1,378,138
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 1,264,020   $ 1,026,409
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for interest      $   268,883   $   294,527
                                                      ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                -------------------------------------------------


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1999 and for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and six month periods ended June 30, 1999 and 1998 was computed based on 19,221 units, the number of units outstanding during the periods.

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


                                       Three Months Ended           Six Months Ended
                                             June 30,                   June 30,
(In thousands)                          1999         1998          1999          1998
                                        ----         ----          ----          ----
Revenues:
     Leawood Fountain Plaza (24%)       84,674   $    74,310   $   168,985   $   140,899
     Tower Industrial                   50,450        49,734       100,900        99,887
     Countryside Executive Center      277,023       254,103       537,603       475,385
     Northeast Commerce Center         128,059       178,701       220,237       344,501
     NorthCreek Office Park            382,209       333,173       741,875       681,077
                                   -----------   -----------   -----------   -----------
                                       922,415       890,021     1,769,600     1,741,749
                                   ===========   ===========   ===========   ===========

Operating Profit:
     Leawood Fountain Plaza (24%)  $    12,226   $     9,000   $    28,097   $    12,188
     Tower Industrial                   22,676        24,363        46,398        48,331
     Countryside Executive Center     (133,232)      (25,684)     (113,152)      (64,325)
     Northeast Commerce Center         (36,354)      (19,194)     (150,445)      (23,801)
     NorthCreek Office Park             55,387        27,273       101,554        76,987
                                   -----------   -----------   -----------   -----------
                                       (79,297)       15,758       (87,548)       49,380
                                   ===========   ===========   ===========   ===========

Capital Expenditures:
     Leawood Fountain Plaza (24%)  $     2,400   $     1,349   $     6,560   $     4,499
     Tower Industrial                  147,048             0       150,898             0
     Countryside Executive Center       38,098        36,008        54,472        63,120
     Northeast Commerce Center          41,865             0        47,725             0
     NorthCreek Office Park              5,762        14,367        32,707        48,840
                                   -----------   -----------   -----------   -----------
                                       235,173        51,724       292,362       116,459
                                   ===========   ===========   ===========   ===========

Depreciation and Amortization:
     Leawood Fountain Plaza (24%)  $    22,863   $    23,372   $    46,754   $    46,333
     Tower Industrial                   10,838        10,402        21,250        20,804
     Countryside Executive Center       30,505        32,313        62,689        79,558
     Northeast Commerce Center          65,422        68,743       128,161       135,003
     NorthCreek Office Park             90,129        87,405       180,315       173,784
                                   -----------   -----------   -----------   -----------
                                       219,757       222,235       439,169       455,482
                                   ===========   ===========   ===========   ===========


Assets:
     As of:                                    June 30, 1999   December 31, 1998
                                               -------------   -----------------

     Leawood Fountain Plaza (24%)                $   961,921         $   916,824
     Tower Industrial                                982,277             914,777
     Countryside Executive Center                  3,071,987           3,055,711
     Northeast Commerce Center                     3,442,585           3,633,533
     NorthCreek Office Park                        6,719,454           6,731,436
                                                 -----------         -----------
                                                  15,178,224          15,252,281
                                                 ===========         ===========


Reconciliation of segment data to the Partnership's consolidated data follow:

                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
(In thousands)                   1999         1998         1999         1998
                                 ----         ----         ----         ----
Revenues:
    Segments                  $  922,415   $  890,021   $1,769,600   $1,741,749
    Corporate and other            7,496        9,020       15,926       32,609
                              ----------   ----------   ----------   ----------
                                 929,911      899,041    1,785,526    1,774,358
                              ==========   ==========   ==========   ==========


Operating Profit:
    Segments                  $  (79,297)  $   15,758   $  (87,548)  $   49,380
    Corporate and other
      income                       7,496        9,020       15,926       32,609
    General and admin
      expenses                     5,308         (992)      25,561       (4,296)
                              -----------  ----------   ----------   ----------
                                 (77,109)      25,770       97,183       86,285
                              ==========   ==========   ==========   ==========


Depreciation and Amortization
    Segments                  $  219,757   $  222,235   $  439,169   $  455,482
    Corporate and other          (38,367)     (38,369)     (76,738)     (76,739)
                              ----------   ----------   ----------   ----------
                                 181,390      183,867      362,431      378,743
                              ==========   ==========   ==========   ==========


Assets:
     As of:                                    June 30, 1999   December 31, 1998
                                               -------------   -----------------

     Segments                                    $15,178,224         $15,252,281
     Corporate and other                             943,575             877,714
                                                 -----------         -----------
                                                  16,121,799          16,129,995
                                                 ===========         ===========

ITEM 7:  MANAGEMENT  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of June 30, 1999, is $1,264,020 an increase of $14,415 when compared to the year ended December 31, 1998. During the six month period ending June 30, 1999, net cash provided by operating activities was $364,299. Cash was used for capital and tenant improvements in the amount of $292,362 and payment on mortgage notes payable in the amount of $57,522. Based on the current cash balances and the properties' ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 1999. The anticipated capital expenditures by property are as follows:

                                  Other Capital  Leasing Capital       Total
                                  -------------  ---------------       -----

NorthCreek Office Park               $      0        $ 19,138        $ 19,138
Tower Industrial Building              62,950               0          62,950
Northeast Commerce Center              36,900         147,623         184,523
Countryside Executive Center            8,495         166,253         174,748
Leawood Fountain Plaza (24%)           18,623          40,501          59,124
                                     --------        --------        --------
                                     $126,968        $373,515        $500,483
                                     ========        ========        ========

Leasing Capital at all of the partnership's properties relates to tenant improvements and lease commissions for new and renewal tenants. Other Capital at Leawood Fountain Plaza includes an overlay of the parking lot, carpet replacement in building hallways, and new exterior lighting. At Tower Industrial Building Other Capital includes finishing a new roof for the property. At Northeast Commerce Center Other Capital includes parking lot patching and striping, in addition to separating utilities for lease availability. At Countryside Executive Center, Other Capital relates to the replacement of bathroom counters. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

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

                                      Tower    Northeast  Countryside  Leawood
                        NorthCreek  Industrial  Commerce   Executive   Fountain
                        Office Park  Building    Center     Center   Plaza (24%)
                        -----------  --------    ------     ------   -----------
2nd Quarter 1999
Revenues                 $ 382,209  $  50,450  $ 128,059   $ 277,023   $  84,674
Expenses                   326,822     27,774    164,413     410,255      72,448
                         ---------  ---------  ---------   ---------   ---------
Net Income (Loss)        $  55,387  $  22,676  $ (36,354)  $(133,232)  $  12,226
                         =========  =========  =========   =========   =========

2nd Quarter 1998
Revenues                 $ 333,173  $  49,734  $ 178,701   $ 254,103   $  74,310
Expenses                   305,900     25,371    197,895     279,787      65,310
                         ---------  ---------  ---------   ---------   ---------
Net Income (Loss)        $  27,273  $  24,363  $ (19,194)  $ (25,684)  $   9,000
                         =========  =========  =========   =========   =========


At NorthCreek Office Park net income for the quarter ended June 30, 1999 was $55,387 compared to net income of $27,273 in 1998. Revenues increased $49,036 when comparing the two quarters. This increase can be attributed to increases in both base rental and escalation income due to an increase in the occupancy level than that of prior year. Expenses increased $20,922 when comparing the two quarters. This increase can primarily be attributed to an increase in repairs and maintenance building related to entry and corridor improvements expensed during 2nd quarter 1999.

Operating results at Tower Industrial Building remained stable when comparing the quarter ended June 30, 1999 to the quarter ended June 30, 1998. The decrease in net income of $1,687 when comparing the two quarters is primarily due to slight decreases in real estate tax expense, legal services, and depreciation. The property continues to operate as anticipated.

For the quarter ended June 30, 1999 and 1998, revenues at Northeast Commerce Center were $128,059 and $178,701, respectively. The decrease in revenues of $50,642 can be attributed to a decrease in rental income ($91,323) due to the vacating of a former major tenant in fourth quarter 1998. This rental income decrease was partially offset by increases in escalation income ($30,480) and a cancellation fee received during 2nd quarter 1999 ($10,000). The increase in escalation is due to additional escalatable expenses and increased pro-rata share for existing tenants. The property's expenses for the quarter ended June 30, 1999 and 1998, were $164,413 and $197,895, respectively. The decrease in expenses of $33,482 is attributable to decreases in depreciation and amortization expense ($3,370), cleaning expense ($6,836), fire/crime prevention ($5,758), management fees ($3,038), heating, ventilation, and air-conditioning expenses ($10,192), landscaping expense ($4,478), and interest expense ($3,839). These decreased expenses were partially offset by an increase in vacancy expense ($4,295). The repairs and maintenance decrease can be attributed to extensive heating, ventilation, and air-conditioning repairs and replacement performed in 1998, not necessary in 1999. A monthly cleaning expense was incurred for the former major tenant mentioned above, their vacated status has resulted in the 1999 cleaning expense decrease.

Revenues at Countryside Executive Center were $277,023 for the quarter ended June 30, 1999 and $254,103 for the quarter ended June 30, 1998. The increase in revenue of $22,920 when comparing the two periods, is primarily attributable to an increase in base rental income due to increased rental rates. Expenses at

Countryside Executive Center were $410,255 and $279,787 for the quarters ended June 30, 1999 and June 30, 1998, respectively. This increase in expenses of $130,468 can be attributable to increases in real estate tax expense ($147,583) due to the expense of a tax appeal fee incurred which resulted in a revised assessment that enabled property to maintain taxes at current level. There was also an increase in vacancy expense ($6,657). These increased expenses were partially offset by decreases in common area related expenses ($13,523) and landscaping expense ($9,293). The decrease in tenant common areas is due to the cost of new tenant directory signage in 2nd quarter 1998, not incurred in 1999. The landscaping decrease can be attributed to lower contracted landscaping service expense.

At Leawood Fountain Plaza, net income for the quarter ended June 30, 1999 and the quarter ended June 30, 1998 was $12,226 and $9,001, respectively, resulting in an increase in net income of $3,226. Revenues for the quarter ended June 30, 1999 and June 30, 1998 were $84,674 and $74,310, resulting in an increase of $10,364 due to the increased occupancy level from that of prior year. Expenses increased $7,138 when comparing the two quarters due to increases in parking lot and repairs and maintenance related expenses.

The occupancy levels at June 30 are as follows:

                                                Occupancy levels as of June 30,
                                                -------------------------------
         Property                                1999        1998        1997
         --------                                ----        ----        ----

NorthCreek Office Park                           100%         95%         97%
Tower Industrial Building                        100%        100%        100%
Northeast Commerce Center                         50%         94%         87%
Countryside Executive Center                      70%         71%         52%
Leawood Fountain Plaza (24%)                      98%         94%         90%

Leasing activity during the second quarter of 1999 at NorthCreek Office Park consisted of one new tenant signing a lease for 880 square feet, two tenants renewing their leases for 4,118 square feet and one tenant vacating 904 square feet. Occupancy remained at 100% throughout the quarter. The office park has one major tenant with two leases that comprise 26% and 7% of the available space with leases which expire in December 2003.

The Tower Industrial Building remains 100% leased to a single tenant whose lease expires April 2000.

At Northeast Commerce Center leasing activity during the quarter consisted of one new tenant signing a lease for 7,560 square feet and one tenant vacating 7,560 square feet. The property remained 50% occupied throughout the quarter. The property has one major tenant who occupies 23% of the available space with a lease that expires September 2003. The Registrant is working closely with the Cincinnati brokerage firm hired to handle the leasing of the property to market the 50,000 square feet building which is vacant.

 Leasing activity at Countryside Executive Center consisted of the Registrant signing one new lease with a tenant for 1,782 square feet, one tenant renewing 1,788 square feet and two tenants vacating 5,029 square feet. The property has one major tenant who occupies 14% of the available space with a lease which expires in 2005. The Registrant continues to work with the local brokerage firm to market the property and improve the occupancy and has several prospective leases which could commence in 3rd quarter 1999.

During the second quarter of 1999, leasing activity at Leawood Fountain Plaza consisted of the Registrant renewing one lease for 1,625 square feet. The occupancy remained stable at 98%. The property has two major tenants occupying 14% and 10% of the available space on leases which expire in October 2001 and July 1999, respectively. The tenant whose lease expired in July 1999 has informed the Registrant that they intend to renew through July 2004.

The Registrant reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Registrant considers a history of operating losses or a change in occupancy to be primary indicators of potential impairment. The
Registrant deems the Property to be impaired if a forecast of undiscounted future operating cash flows directly related to the Property, including disposal value, if any, is less than its carrying amount. If the Property is determined to be impaired, the loss is measured as the amount by which the carrying amount of the Property exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimated of fair value is based on the best information available, including prices for similar properties or the results of valuation techniques such as discounting estimated future cash flows. Considerable management judgement is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.


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

Non-Information Technology Systems
----------------------------------

At the request of the Registrant, its property managers have completed their review of the major date- sensitive non-information technology systems such as elevators, heating, ventilation, air conditioning and cooling ("HVAC") systems, locks, and other like systems in the Registrant's properties and have determined that such systems are materially Year 2000 compliant. In some of the Registrant's properties, its property managers have utilized the services of third-party consultants in making this determination, while in other properties, the property managers have internally made such determinations. The Registrant does separately track the internal costs incurred for its Year 2000 project. The Registrant does not believe that the Year 2000 issue will pose significant problems to the Registrant's Information technology systems and non-Information technology systems, or that resolution of any potential problems with respect to such systems will have a material effect on the Registrant's financial condition or results of operations.

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

Results of Consolidated Operations 1999
---------------------------------------

Consolidated revenues for the three month period ended June 30, 1999 and 1998, are $929,911 and $899,041, respectively. Consolidated revenues for the six month period ended June 30, 1999 and 1998 are $1,785,526 and $1,774,358, respectively. Revenues increased $30,870 for the three month period and $11,168 for the six month period ended June 30, 1999 when compared to the prior period. Consolidated revenues overall have increased primarily due to increases in escalation revenue at Northeast Commerce Center and NorthCreek Office Park and to increases in base rental revenue at NorthCreek Office Park, Countryside Executive Center, and Leawood Fountain Plaza. These increases in revenue were offset by a significant decrease in base rental income at Northeast Commerce Center. During the three month periods ended June 30, 1999 and 1998, consolidated expenses were $1,007,020 and $873,271. Consolidated expenses for the six month periods ended June 30, 1999 and 1998 were $1,882,709 and 1,688,703, respectively. Consolidated expenses increased $133,749 and $194,636 for the three and six month periods when comparing to prior year. The increase in expenses for the three month period is due to increases in real estate tax expense ($149,800), repairs and maintenance ($23,403), and professional services ($9,180). These increases were partially offset by decreases in interest expense ($13,712), cleaning expense ($4,547), parking lot-landscaping expense ($10,017), and other operating expenses ($21,306). The increase in real estate expense is due to the tax appeal fee payment at Countryside as mentioned in the property comparisons. The increased repairs and maintenance expenses are due to common area improvements made at NorthCreek Office Park, as also mentioned previously. The decrease in interest expense can be attributed to increased principal payments from prior comparison period. The landscaping expense decrease is due to the reduction in contracted service at Countryside Executive Center, as addressed in the property comparisons. The decrease in other operating expenses is primarily due to a decrease in common area related and fire/crime prevention expenses. The increase of $194,636 for the six month period is due to increases in real estate tax expense ($134,789), repairs and maintenance ($39,418), professional services ($33,660), payroll ($10,523), insurance ($3,404), and other operating expenses ($33,697). These increases were partially offset by decreases in interest expense ($25,644), depreciation/amortization ($16,312), cleaning expense

($14,304), and landscaping ($6,702). The increase in real estate tax and repairs and maintenance, as well as the decreases in interest and landscaping have been addressed above in the three month comparisons. The increase in professional services can be attributed to an increase in partnership related professional services in the first quarter of 1999. The increase in payroll for the six month period is due to additional office personnel costs during 1st quarter 1999. The increase in other operating expenses for the six month period is due to significant increases in snow removal and vacancy related expense (primarily at Northeast Commerce Center). The decrease in cleaning is due to the absence of monthly cleaning reimbursements to the former major tenant at Northeast Commerce Center as mentioned in the property comparisons.

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

         See Exhibit Index on Page 15

     (b) Reports on Form 8-K

         None


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NOONEY INCOME FUND LTD. II, L.P.

Date:        August 14, 1999          By:   Nooney Income Investments Two, Inc.
      ----------------------------          General Partner


                                      By:   /s/ Gregory J. Nooney, Jr.
                                            --------------------------
                                            Gregory J. Nooney, Jr.
                                            Vice Chairman


                                      By:   /s/ Patricia A. Nooney
                                            ----------------------
                                            Patricia A. Nooney
                                            President and Secretary

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