Form 10-Q
period 1999-09-30
NOONEY INCOME FUND LTD II L P
filed 1999-11-12
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q
         (Mark One)
 X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarter period ended                   September 30, 1999
                               -------------------------------------------------

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

PART I
ITEM 1 - Financial Statements:
-----------------------------


                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                    September 30,  December 31,
                                                        1999           1998
                                                     (Unaudited)
ASSETS:                                              -----------   ------------

     Cash and cash equivalents                      $  1,178,069   $  1,249,605
     Accounts receivable                                 201,504        205,323
     Prepaid expenses and deposits                        50,781         21,505
     Investment property, at cost:
         Land                                          2,618,857      2,618,857
         Buildings and Improvements                   13,861,833     13,618,572
                                                    ------------   ------------
                                                      16,480,690     16,237,429
         Less accumulated depreciation                (5,056,691)    (4,691,263)
                                                    ------------   ------------
                                                      11,423,999     11,546,166
     Investment property-held for sale                 2,890,203      2,826,591
                                                    ------------   ------------
                                                      14,314,202     14,372,757

     Prepaid and Deferred expenses - At amortized
         cost                                            329,319        280,805
                                                    ------------   ------------

                                                    $ 16,073,875   $ 16,129,995
                                                    ============   ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses          $    171,469   $    160,061
     Accrued real estate taxes                           517,670        499,728
     Refundable tenant deposits                          245,106        211,787
     Mortgage note payable                             6,909,593      6,995,876
                                                    ------------   ------------

                                                       7,843,838      7,867,452

Partners' Equity                                       8,230,037      8,262,543
                                                    ------------   ------------

                                                    $ 16,073,875   $ 16,129,995
                                                    ============   ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                               Three Months Ended          Nine Months Ended
                                              Sept. 30,    Sept. 30,     Sept. 30,     Sept. 30,
                                                 1999         1998          1999         1998
                                             -----------  -----------   -----------   -----------
REVENUES:
     Rental and other income                 $   916,320  $   892,677   $ 2,701,846   $ 2,667,034
                                             -----------  -----------   -----------   -----------
                                                 916,320      892,677     2,701,846     2,667,034
EXPENSES:
     Interest expense                            141,000      149,553       409,883       444,079
     Depreciation and amortization               186,863      189,415       549,293       568,159
     Real estate taxes                           120,291      151,095       551,738       458,583
     Property management fees paid to
         American Spectrum Midwest                53,838       53,170       160,079       157,829
     Reimbursement to American Spectrum
         Midwest for partnership management
         services and indirect expenses           10,000       10,000        30,000        30,000
     Repairs and maintenance                      49,043       89,124       199,093       199,756
     Professional services                        86,134       27,070       164,621        71,897
     Utilities                                    44,517       42,150       117,284       114,392
     Payroll                                      29,949       26,590        87,193        73,312
     Cleaning                                     36,051       40,871       104,231       123,821
     Insurance                                    13,509       17,307        50,958        51,353
     Landscaping                                  34,360       23,027        74,692        70,062
     Other operating expenses                     46,088       32,057       235,287       176,257
                                             -----------  -----------   -----------   -----------

                                                 851,643      851,429     2,734,352     2,539,500
                                             -----------  -----------   -----------   -----------

NET INCOME (LOSS)                            $    64,677  $    41,248   $   (32,506)  $   127,534
                                             ===========  ===========   ===========   ===========
NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                        $      2.81  $      1.62   $     (2.82)  $      5.09
                                             ===========  ===========   ===========   ===========

PARTNERS' EQUITY:
     Beginning of Period                     $ 8,165,360  $ 8,112,216   $ 8,262,543   $ 8,280,887
     Net Income (Loss)                            64,677       41,248       (32,506)      127,534
     Cash Distribution to Partners                     0     (127,484)            0      (382,440)
                                             -----------  -----------   -----------   -----------

     End of Period                           $ 8,230,037  $ 8,025,981   $ 8,230,037   $ 8,025,981
                                             ===========  ===========   ===========   ===========



                          SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                          Nine Months Ended
                                                       Sept. 30,      Sept. 30,
                                                         1999           1998
                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss) Income                               $   (32,506)  $   127,534
     Adjustments to reconcile net (loss) income to
         net cash provided by operating activities:
             Depreciation and amortization               549,293       568,159

     Changes in assets and liabilities:
         Decrease in accounts receivable                   3,819         2,362
         Increase in prepaid expenses                    (29,276)      (37,440)
         Increase in deferred assets                    (114,585)      (94,333)
         Increase (Decrease) in accounts payable          11,408      (378,554)
         Increase in accrued real estate taxes            17,942        58,154
         Increase in refundable tenant deposits           33,319        54,648
                                                     -----------   -----------

             Total Adjustments                           471,920       172,996
                                                     -----------   -----------

             Net cash provided by operating
               activities                                439,414       300,530
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
         Additions to investment property               (424,667)     (188,371)
                                                     -----------   -----------

         Net cash from investing activities             (424,667)     (188,371)

CASH FLOWS FROM FINANCING ACTIVITIES -
     Cash distributions to partners                            0      (382,440)
     Payments on mortgage notes payable                  (86,283)      (75,492)
                                                     -----------   -----------

         Net cash from financing activities              (86,283)     (457,932)
                                                     -----------   -----------

NET DECREASE IN CASH
AND CASH EQUIVALENTS                                     (71,536)     (345,773)

CASH AND CASH EQUIVALENTS, beginning of period         1,249,605     1,378,138
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS, end of period             $ 1,178,069   $ 1,032,365
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for interest     $   409,883   $   444,079
                                                     ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             -------------------------------------------------------


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cashflows at September 30, 1999 and for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest (formerly Nooney, Inc.), a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and nine months ended September 30, 1999 and 1998 was computed based on 19,221 units, the number of units outstanding during the periods.

NOTE E:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same.

NOTE F:

The partnership has five reportable operating segments: Leawood Fountain Plaza, Tower Industrial, Countryside Executive Center, Northeast Commerce Center, and NorthCreek Office Park. The Partnership's management evaluates performance of each segment based on profit or loss from operations before allocation of property write downs, amortization of straight line base rent, general and administrative expenses, unusual and extraordinary items, and interest.

                                  Three Months Ended       Nine Months Ended
                                      September 30,          September 30,
                                   1999         1998       1999         1998
                                   ----         ----       ----         ----
Revenues:
   Leawood Fountain Plaza (24%) $   82,516  $   78,435  $  251,201  $  219,334
   Tower Industrial                 51,421      50,206     152,322     150,094
   Countryside Executive Center    288,900     235,720     826,502     711,105
   Northeast Commerce Center       108,512     178,701     328,749     523,202
   NorthCreek Office Park          366,013     343,094   1,107,888   1,024,172
                                ----------  ----------  ----------  ----------
                                   897,362     886,156   2,666,962   2,627,907
                                ==========  ==========  ==========  ==========

Operating Profit:
   Leawood Fountain Plaza (24%) $    7,103  $   10,549  $   35,200  $   22,737
   Tower Industrial                 22,833      24,474      69,231      72,806
   Countryside Executive Center     38,247     (18,240)    (74,905)    (82,566)
   Northeast Commerce Center       (51,714)    (31,103)   (202,159)    (54,904)
   NorthCreek Office Park           81,887      45,592     183,441     122,580
                                ----------  ----------  ----------  ----------
                                    98,356      31,272      10,808      80,653
                                ==========  ==========  ==========  ==========

Capital Expenditures:
   Leawood Fountain Plaza (24%) $   11,149  $    4,191  $   17,709  $    8,690
   Tower Industrial                 41,850           0     192,748           0
   Countryside Executive Center     75,321      50,955     129,793     114,075
   Northeast Commerce Center             0           0      47,725           0
   NorthCreek Office Park            3,985      16,766      36,692      65,606
                                ----------  ----------  ----------  ----------
                                   132,305      71,912     424,667     188,371
                                ==========  ==========  ==========  ==========

Depreciation and Amortization:
   Leawood Fountain Plaza (24%) $   24,628  $   22,685  $   71,382  $   69,018
   Tower Industrial                 11,905      10,402      33,155      31,206
   Countryside Executive Center     33,142      34,376      95,831     113,935
   Northeast Commerce Center        65,966      71,958     194,127     206,961
   NorthCreek Office Park           89,652      88,361     269,967     262,145
                                ----------  ----------  ----------  ----------
                                   225,293     227,782     664,462     683,265
                                ==========  ==========  ==========  ==========

Assets:
     As of:                             September 30, 1999   December 31, 1998
                                        ------------------   -----------------

     Leawood Fountain Plaza (24%)          $   960,688          $   916,824
     Tower Industrial                        1,000,540              914,777
     Countryside Executive Center            3,102,361            3,055,711
     Northeast Commerce Center               3,430,416            3,633,533
     NorthCreek Office Park                  6,450,900            6,731,436
                                           -----------          -----------
                                            14,944,905           15,252,281
                                           ===========          ===========

Reconciliation of segment data to the Partnership's consolidated data follow:

                               Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                                1999          1998        1999         1998
                                ----          ----        ----         ----
Revenues:
  Segments                   $   897,362  $   886,156  $ 2,666,962  $ 2,627,907
  Corporate and other             18,958        6,521       34,884       39,127
                             -----------  -----------  -----------  -----------
                                 916,320      892,677    2,701,846    2,667,034
                             ===========  ===========  ===========  ===========


Operating Profit:
  Segments                   $    98,356  $    31,272  $    10,808  $    80,653
  Corporate and other income      18,958        6,521       34,884       39,127
  General and admin expenses      52,637       (3,455)      78,198       (7,754)
                             -----------  -----------  -----------  -----------
                                  64,677       41,248      (32,506)     127,534
                             ===========  ===========  ===========  ===========


Depreciation and Amortization
  Segments                   $   225,293  $   227,782  $   664,462  $   683,265
  Corporate and other            (38,430)     (38,367)    (115,169)    (115,106)
                             -----------  -----------  -----------  -----------
                                 186,863      189,415      549,293      568,159
                             ===========  ===========  ===========  ===========


Assets:
     As of:                             September 30, 1999   December 31, 1998
                                        ------------------   -----------------

     Segments                              $14,944,905          $15,252,281
     Corporate and other                     1,128,970              877,714
                                           -----------          -----------
                                            16,073,875           16,129,995
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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of September 30, 1999 is $1,178,069 a decrease of $71,536 when compared to the year end December 31, 1998. During the nine month period ending September 30, 1999, net cash provided by operating activities was $439,414. Cash was used for capital and tenant improvements in the amount of $424,667 and payment on mortgage notes payable in the amount of $86,283. Based on the current cash balances and the properties' ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 1999. These anticipated capital expenditures by property are as follows:
                                               Other       Leasing
                                               Capital     Capital       Total
                                               -------     -------       -----

NorthCreek Office Park                        $      0     $  7,800     $  7,800
Tower Industrial Building                            0            0            0
Northeast Commerce Center                            0      191,000      191,000
Countryside Executive Center                         0       15,946       15,946
Leawood Fountain Plaza (24%)                         0       24,161       24,161
                                              --------     --------     --------

                                              $      0     $238,907     $238,907
                                              ========     ========     ========

Leasing capital at the Registrant's properties include funds for tenant alterations and lease commissions for new and renewal leases. The significant amount remaining to be spent at Northeast Commerce is for tenant alterations for a future major tenant. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

As previously reported, the Registrant feels that the market conditions exist whereby Countryside Executive Center should be sold. As previously reported, management is currently working on leasing additional space so that occupancy is at a higher level which will command a higher sale price when the property is ultimately sold. Occupancy levels have continued to increase and the Registrant is currently evaluating sale and other options regarding the property.

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

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended September 30, 1999 and 1998 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                     Tower     Northeast Countryside  Leawood
                      NorthCreek   Industrial  Commerce   Executive   Fountain
                      Office Park   Building    Center      Center   Plaza (24%)
                      -----------   --------    ------      ------   -----------
1999
----
Revenues                $ 366,013  $  51,421  $ 108,512   $ 288,900   $  82,516
Expenses                  284,126     28,588    160,226     250,653      75,413
                        ---------  ---------  ---------   ---------   ---------

Net Income (Loss)       $  81,887  $  22,833  $ (51,714)  $  38,247   $   7,103
                        =========  =========  =========   =========   =========

1998
----
Revenues                $ 343,094  $  50,206  $ 178,701   $ 235,720   $  78,435
Expenses                  297,502     25,732    209,804     253,960      67,886
                        ---------  ---------  ---------   ---------   ---------

Net Income (Loss)       $  45,592  $  24,474  $ (31,103)  $ (18,240)  $  10,549
                        =========  =========  =========   =========   =========

At NorthCreek Office Park net income for the three month period ended September 30, 1999 was $81,887 compared to net income of $45,592 in 1998. Revenues increased $22,919 when comparing the two periods. This increase can be attributed to an increase in base rental revenue due to rising rental rates. Expenses decreased $13,376 when comparing the two quarters. This decrease can primarily be attributed to decreases in interest ($4,704) and repairs and maintenance related expenses ($10,148), partially offset by an increase in amortization expense ($1,291). The decrease in repairs and maintenance can primarily be attributed to lower heating, ventilation, air-conditioning, and plumbing repairs and replacements in 1999 than in the same three month period in 1998.

Operating results at Tower Industrial Building remained relatively stable when comparing the three month periods ended September 30, 1999 and September 30, 1998. The decrease in net income of $1,641, when comparing the two periods, is primarily due to an increase in depreciation ($1,503) and other operating expenses ($1,353). These increased expenses were partially offset by slight increases in both base rental and real estate tax revenues ($1,215).

At Northeast Commerce Center the net loss for the three month period ended September 30, 1999 was $(51,714) compared to the net loss of $(31,103) in 1998. Revenues were $108,512 and $178,701 for the three month periods ended September 30, 1999 and 1998, respectively. The decrease in revenues of $70,189 can be attributed to a decrease in base rental revenue ($79,399), partially offset by an increase in escalation income ($9,210). The decrease in base rental revenue is due to the significant decrease in the occupancy level related to the vacancy of a former major tenant. Expenses decreased $49,578 when comparing the three month periods ending September 30, 1999 and 1998. This decrease in expenses can primarily be attributed to decreases in depreciation/amortization ($5,992), interest ($2,395), cleaning ($6,969), management fees ($4,212), repairs and maintenance related expenses ($20,536), professional services ($4,876), and various other operating expenses ($4,598). The decrease in cleaning expense can be attributable to the lower occupancy level (Northeast Commerce paid suite cleaning expenses for former major tenant). The repairs and maintenance decrease can be attributed to extensive heating, ventilation, and air-conditioning repairs and replacements necessary in the three month period ending September 30, 1998, not needed in 1999.

At Countryside Executive Center net income for the three month period ended September 30, 1999 was $38,247 compared to the net loss of $(18,240) in 1998. Revenues increased $53,180 when comparing the two periods. The increase in revenue is attributable to increases in base rental revenue ($30,125) and escalation revenue ($3,646), partially offset by a decrease in bad debt expense ($19,409). The increase in rental revenue is due to a 10% increase in the occupancy level when compared to same period last year. The decrease in bad debt expense is due to the lack of write offs of old receivable considered uncollectible by the property manager in 1999, as done in third quarter 1998. Expenses decreased $3,307 when comparing the periods. This decrease in expenses can be attributed to decreases in interest ($1,454), repairs and maintenance related expenses ($12,558), and real estate tax ($30,142), partially offset by increases in common area related expenses ($15,504), landscaping ($11,285), electricity ($3,722), management fees ($3,191), professional services ($2,367), payroll ($1,818), and other operating expenses ($2,960). The decrease in repairs and maintenance is due to extensive heating, ventilating, and air-conditioning repairs and replacements performed in 1998, not necessary in 1999. The significant decrease in real estate tax expense can be attributed to a lower annual tax amount due for the property as a result of a revised assessment. The increase in common area related expenses is due to improvements made to the common areas at the property. The landscaping increase can be attributed to exterior improvements at the property to improve presentation.

At Leawood Fountain Plaza, net income for the three month periods ended September 30, 1999 and 1998 was $7,103 and $10,549, respectively, resulting in a decrease of $3,446. Revenues increased $4,081 when comparing the two periods due to an increase in base rental revenue as a result of the increased occupancy level. Expenses increased $7,527 due to increases in depreciation/amortization ($1,947), repairs and maintenance related expenses ($3,319), and other operating expenses ($2,262).

The occupancy levels at September 30 are as follows:

                                               Occupancy Levels at September 30,
                                               ---------------------------------
PROPERTY                                         1999        1998        1997
--------                                         ----        ----        ----

NorthCreek Office Park                            99%         96%         92%
Tower Industrial Building                        100%        100%        100%
Northeast Commerce Center                         60%         94%         94%
Countryside Executive Center                      85%         75%         49%
Leawood Fountain Plaza (24%)                      98%         95%         87%

At NorthCreek Office Park occupancy remained stable with only a 1% decrease to 99% during the quarter. Leasing activity consisted of one new tenant signing a lease for 1,265 square feet, one tenant signing a renewal lease who occupies 1,692 square feet, and two tenants vacating 2,141 square feet. The Office Park has one major tenant with two leases that comprise approximately 26% and 7% of the available space. These two leases expire December 2003.

The Tower Industrial Building is leased to a single tenant whose lease expires April 2000. The Registrant is currently finalizing a renewal through December 2001 with this tenant.

At Northeast Commerce Center, occupancy increased 10% during the quarter to 60%. Leasing activity during the third quarter consisted of one new major tenant signing a lease for 10,900 square feet. The property has two major tenants who occupy 23% and 10% of the available space with leases that expire September 2003 and August 2006, respectively. The Registrant is working closely with a Cincinnati brokerage firm to handle the leasing of the remaining 39,540 vacant square feet.

Occupancy at Countryside Executive Center increased from 70% to 85% during the third quarter 1999. Leasing activity during the quarter consisted of the Registrant signing five new leases totaling 19,080 square feet, two tenants renewing leases totaling 2,294 square feet, and two tenants vacating who occupied 4,930 square feet. The property has two major tenants who occupy 14% and 13% of the available space with leases which expire February 2005 and August 2002, respectively.

During the third quarter of 1999, occupancy at Leawood Fountain Plaza remained consistent at 98%. Leasing activity during the quarter consisted of the Registrant renewing two leases for 10,908 square feet. The property has two major tenants occupying 14% and 10% of the available space on leases which expire in October 2001 and July 2004, respectively.

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

Results of Consolidated Operations 1999
---------------------------------------

For the three month periods ended September 30, 1999 and 1998, consolidated revenues were $916,320 and $892,677, respectively. Consolidated revenues increased $23,643 when comparing the periods. This increase in revenues is primarily due to an increase in escalation revenue ($12,240), miscellaneous revenues ($2,578), and a decrease in the amount of receivables written off to bad debt expense once considered uncollectible in 1999 ($19,409). These positive income results were partially offset by a decrease in base rental revenue ($11,264). The decrease in base rental revenues is primarily due to the lower occupancy levels and related revenues at Northeast Commerce Center. All of the other Registrant's properties reflected positive base rental revenue results for the three month period ending September 30, 1999. For the nine month period ended September 30, 1999 and 1998, consolidated revenues were $2,701,846 and $2,667,034, respectively. Consolidated revenues for the nine month period increased $34,812 when compared to prior year. This increase in revenues is primarily due to increases in escalation ($55,526) at the Registrant's properties, in addition to a prior year tax refund for Countryside Executive Center received during second quarter 1999 ($19,545). These increases in income were partially offset by a decrease in base rental revenue ($32,689) at Northeast Commerce Center, as mentioned above, and an increase in uncollectible charges written off to bad debt ($19,705). The increase in escalation revenue can be attributed to higher reimbursable expenses.

Consolidated expenses for the three month periods ended September 30, 1999 and 1998 were $851,643 and $851,429, respectively. Although overall expenses reflect only a $214 increase, the following fluctuations should be noted: increases in professional services ($59,064), utilities ($2,367), payroll ($3,359), landscaping ($11,333), and other operating expenses ($14,031), were partially offset by decreases in interest ($8,553), depreciation/amortization ($2,552), real estate tax expense ($30,804), repairs and maintenance related expenses ($40,081), cleaning ($4,820), and insurance ($3,798). Professional services increased for the three month period due to appraisals performed at all of the Registrant's properties and partnership legal fees. The increase in landscaping can be attributed to exterior improvements at Countryside Executive Center, as mentioned in the property comparisons. The increase in other operating expenses is primarily due to the common area improvements at Countryside, also previously addressed at the property level. The decrease in real estate tax expense is primarily due to the lower annual tax at Countryside. The lower repairs and maintenance related expenses are as a result of decreased heating, ventilation, and air-conditioning repairs and replacements at both Northeast Commerce Center and Countryside Executive Center. Consolidated expenses for the nine month period ended September 30, 1999 and 1998 were $2,734,352 and $2,539,500, respectively. Consolidated expenses increased $194,852 when comparing the nine month periods due to increases in real estate tax expense ($93,155), management fees ($2,250), professional services ($92,724), utilities ($2,892), payroll ($13,881), landscaping ($4,630), and other operating expenses ($59,030). These increases were partially offset by decreases in interest ($34,196), depreciation/amortization ($18,866), and cleaning expense ($19,590). The increase in real estate tax expense can be attributed to a tax appeal fee payment at Countryside Executive Center in second quarter 1999 resulting in previously addressed tax savings. The increase in payroll can primarily be attributed to additional temporary office staff during first and second quarter 1999 at Countryside Executive Center and Northcreek Office Park. The increase in other operating expenses can primarily be attributed to increases in snow removal at the Registrant's properties and vacancy expenses at Northeast Commerce Center. The decrease in interest expenses is due to declining principal balances and outstanding debt. The decrease in depreciation and amortization can be attributed to fully depreciated and amortized assets. The cleaning expense decrease is due to the lower occupancy level at Northeast Commerce Center as mentioned in the property comparisons. The increase in professional fees has been addressed above in the three month period comparisons.

Results of Consolidated Operations 1998
---------------------------------------

For the quarter ended September 30, 1998 and September 30, 1997 consolidated revenues were $892,677 and $818,376, respectively. Consolidated revenues increased $74,301 when comparing quarter ended September 30, 1998 to the same period in the prior year. This increase in revenues is primarily due to an increase in base rental income ($111,092) and a decrease in the amount of rent concessions posted ($10,136). These positive income results were offset by a decrease in escalation income (30,636) and an increase in bad debt expense ($19,409). The increase in rental income is primarily due to higher occupancy levels at Countryside Executive Center, Northcreek Office Park, and Leawood Fountain Plaza. The decrease in escalation income is primarily due to decreases at Northcreek Office Park ($22,583) and Northeast Commerce Center ($6,161). The bad debt increase is due to the amount recorded by Countryside Executive Center. For the nine month period ended September 30, 1998 and 1997, consolidated revenues were $2,667,034 and $2,591,294, respectively. Consolidated revenues for the nine month period increased $75,740 when compared to prior year. This increase in revenues is primarily due to increases in rental income at Countryside Executive Center. Leawood, Northcreek, and Northeast Commerce also had increased rental revenues when compared to third quarter 1997. In addition, the amount of rent concessions was less in 1998 due to new lease negotiations.

These increases were offset by significant decreases in escalation income at Northeast Commerce and Leawood and an increase in bad debt expense at Countryside.

Consolidated expenses for the three months ended September 30, 1998 and September 30, 1997 were $851,429 and $771,708, respectively. Consolidated expenses increases $79,721 when comparing third quarter of 1998 to the same period in prior year. The increase in expenses occurred due to increases in depreciation and amortization ($70,603), management fees ($3,909), repairs and maintenance ($29,492), utilities ($7,131), and cleaning expense ($6,071). These increases were partially offset by decreases in real estate taxes ($17,797), parking lot ($13,226), and other operating expenses ($8,696). The repairs and maintenance increase can primarily be attributed to heating, ventilation, and air-conditioning costs at Northeast Commerce and Countryside. Consolidated expenses for the nine month period ended September 30, 1998 and 1997 were $2,539,500 and $2,432,200, respectively. Consolidated expenses increased $107,300 when comparing the nine months ended September 30, 1998 to the similar period of the prior year. The increase in consolidated expenses was due to increases in depreciation and amortization ($73,124), real estate taxes ($16,875), repairs and maintenance ($53,648), utilities ($9,814), cleaning ($9,806) and other operating expenses ($28,314). These increases were partially offset by decreases in professional services ($78,134) and parking lot ($7,752). The increase in repairs and maintenance is primarily due to the heating/air-conditioning costs and increased exterior building repairs. The other operating expense increase for the nine month period is due to significant increases in fire and crime prevention, promotional, and travel expense. The sizeable decrease in professional services can be attributed to the amount of legal and other professional services rendered in 1998 being less than 1997.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations.

Item7A:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               ----------------------------------------------------------

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at September 30, 1999. A review of the Registrant's other financial instruments and risk exposures at that date revealed that the Registrant had minor exposure to interest rate risk due to the floating rate first mortgage debt of $6,909,593. The Registrant utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Registrant's financial position, results of operations or cash flows.

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


                                      NOONEY INCOME FUND LTD. II, L.P.

Date:        November 12, 1999        By:   Nooney Income Investments Two, Inc.
      ----------------------------          General Partner


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