Form 10-K405
period 1999-12-31
NOONEY INCOME FUND LTD II L P
filed 2000-03-30
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-K

(Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
----- EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 1999
                          -----------------------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                                ---------------------    ----------------------

                         Commission file number  0-14360
                                               ------------

                        NOONEY INCOME FUND LTD. II, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                              43-1357693
----------------------------------                          -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Memorial Drive, St. Louis, Missouri                           63102
------------------------------------------                  -------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code    (314) 206-4600
                                                   ----------------------------
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------

            None                                Not Applicable
-------------------------------        ----------------------------------------

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

As of February 1, 2000, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $19,221,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units issued and outstanding on February 1, 2000, excluding the number of units beneficially owned by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of the General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any other purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

Documents incorporated by reference:

Portions of the Prospectus of the Registrant dated February 15, 1985, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1:   BUSINESS
------------------

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

The real estate investment market began to improve in 1994, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds from the sale or financing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements to, or the payment of indebtedness with respect to existing properties, the payment of other expenses or the establishment of reserves. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for a discussion of possible sales of properties.)

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

The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment properties are provided by American Spectrum Midwest (formerly Nooney, Inc.), an affiliate of the corporate General Partner.

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the corporate general partner of the Registrant, is in the process of developing a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquiror which would be listed on a national securities exchange or the NASDAQ national market system.

The Registrant's participation in this plan will require the consent of its limited partners. The plan and the benefits and risks thereof will be described in detail in a registration statement filed under the Securities Act of 1933 and solicitation material to be provided to limited partners in connection with the solicitation of the consent of the limited partners.

The plan described above is in the preliminary stages and there can be no assurances that such plan will be consummated.

ITEM 2:  PROPERTIES
-------------------

On February 20, 1985, the Registrant acquired a 24% interest as a tenant in common in Leawood Fountain Plaza, a three building office complex in Leawood, Kansas. Constructed in two phases in 1982 and 1983, the buildings contain approximately 30,000, 29,000 and 26,000 net rentable square feet respectively, or an aggregate of approximately 85,000 net rentable square feet of office space. The buildings are located on a 7.9 acre site which provides paved parking for 403 cars. The purchase price of the complex was $9,626,576, of which $2,310,379 was paid by the Registrant for its 24% interest. The remaining 76% interest was purchased by Nooney Income Fund Ltd., L.P., an affiliate of the Registrant, as the other tenant in common. All costs and revenues attributable to the operation of the complex are shared by the Registrant and Nooney Income Fund Ltd., L.P. in proportion to their respective percentage interests. The complex was 93% leased by 40 tenants at December 31, 1999. (See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

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

On December 16, 1986, the Registrant acquired a 50% interest as a tenant in common in Countryside Executive Center, a single story office building located at 1210-1270 W. Northwest Highway in Palatine, Illinois, a suburb of Chicago. The building contains approximately 91,000 net rentable square feet and is situated on an 8.6 acre site which provides parking spaces for 467 cars, some of which spaces are shared with adjoining properties pursuant to a mutual easement agreement which also provides for the sharing of certain expenses. The total purchase price of the building was $9,853,660, of which $4,926,830 was paid by the Registrant for its 50% interest. The remaining 50% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in Countryside Executive Center for $1,250,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the building were shared by the Registrant and a subsidiary of the mortgage lender in proportion to their respective percentage interests. Effective October 1998, the property was renamed Countryside Office Park. The building was 90% leased by 32 tenants at December 31, 1999. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

On December 29, 1986, the Registrant acquired a 45% interest as a tenant in common in Wards Corner Business Center A & B, a two building office/warehouse/showroom facility located at 420-422 Wards Corner Road in Loveland, Ohio, a suburb of Cincinnati. Effective January 1, 1996, the property known as Wards Corner was renamed Northeast Commerce Center. The two single-story buildings contain 50,000 net rentable square feet each, or an aggregate of approximately 100,000 net rentable square feet. The buildings are situated on a 7.5 acre site which provides parking for 278 cars. The total purchase price of the buildings was $6,630,395, of which $2,983,678 was paid by the Registrant for its 45% interest. The remaining 55% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in Northeast Commerce Center for $1,980,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the buildings were shared by the Registrant and a subsidiary of the mortgage lender in proportion to their respective percentage interests. The buildings were 49% leased by 4 tenants at December 31, 1999. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

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

The complex was 100% leased by 33 tenants at  December  31,  1999.  (See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

Reference is made to Note 6 of Notes to Financial Statements for a description of revenues derived from major tenants.

Reference is made to Note 3 of Notes to Financial  Statements  filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of December 31, 1999, relating to the properties owned by the Registrant.

                                                        AVERAGE
                                                        ANNUALIZED
                                       TOTAL            EFFECTIVE                         PRINCIPAL TENANTS
                           SQUARE      ANNUALIZED       BASE RENT PER        PERCENT      OVER 10% OF PROPERTY SQUARE   LEASE
PROPERTY                   FEET        BASE RENT*       SQUARE FOOT          LEASED       FOOTAGE                       EXPIRATION

Tower Industrial                                                                          Baxter International Inc.
Building                    42,000     $  158,600           $3.78             100%        (100%)                           2001

Leawood Fountain Plaza                                                                    Midwest Mechanical (14%)         2001
                            85,000     $1,343,668          $17.00              93%        Family Medical Care of
                                                                                          Kansas City (11%)                2004

Northeast Commerce Center
                           100,000     $  288,200          $ 5.86              49%        Hill Top Research (23%)          2003
                                                                                          Cincinnati Medical Billing
                                                                                          (11%)                            2006

Countryside Office Park                                                                   Tactical Business Services       2002
                            91,975     $1,335,186          $16.17              90%        (13%)
                                                                                          Dietzgen Corporation (14%)       2005

NorthCreek Office Park                                                                    Cincinnati Group Health
                            91,731     $1,352,500          $14.74             100%        Associates (33%) ,               2003


* Represents 100% of Base Rent. Registrant has 24% ownership in Leawood Fountain Plaza.

ITEM 3:  LEGAL PROCEEDINGS
--------------------------

The Registrant is not a party to any material pending legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

                                      NONE

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------

As of February 1, 2000 there were 1,274 record holders of units of Limited Partnership Interests in the Registrant. There is no public market for the Interest and it is not anticipated that a public market will develop.

              Cash Distributions Paid Per Limited Partnership Unit
              ----------------------------------------------------

                First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                -------------   --------------   -------------   --------------

1998                 $12.50          -0-             $6.25             -0-

There were no cash  distributions  paid to the Limited  Partners  during  fiscal
1999.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

                                                               Year Ended December 31,
                                          ----------------------------------------------------------------
                                              1999         1998         1997         1996        1995(1)
                                                   (Not covered by independent auditors' report)

Rental and other income                   $ 3,723,962  $ 3,680,649  $ 3,355,159  $ 3,502,080  $ 1,754,750

Net income                                     64,936      364,096       63,587       83,571      209,517

Data per limited partnership unit:

  Net income                                     3.34        17.83         2.66         3.69        10.17

  Cash distributions - Investment income         --          17.83         2.66         3.69        10.17

  Cash distributions - Return of capital         --           0.92         9.84         8.81         2.33

Weighted average limited partnership
  units outstanding                            19,221       19,221       19,221       19,221       19,221

At year-end:

  Total assets                             16,108,600    6,129,995   16,563,704   16,473,106   16,803,566

  Investment property, net                 14,314,526   14,372,757   14,744,540   14,798,098   15,166,737

  Mortgage note payable                     6,871,246    6,995,876    7,096,532    7,190,000    7,190,000

  Partners' equity                          8,327,479    8,262,543    8,280,887    8,472,267    8,643,642



See Item 7: Management's Discussion and Analysis for discussion of comparability of items.

(1) Balance sheet information includes the effects of an acquisition which occurred on December 29, 1995.

ITEM: 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources
-------------------------------

Cash on hand as of December 31, 1999 was $1,190,211, a decrease of $59,394 from the year ended December 31, 1998. The Registrant expects the capital expenditures during 2000 will be adequately funded by current cash reserves and the properties' operating cash flow. The anticipated capital expenditures are as follows:

                                        Other           Leasing
                                       Capital          Capital         Total
                                       ----------------------------------------

      NorthCreek Office Park           $ 66,000         $ 65,831       $131,831
      Tower Industrial Building             -0-                0            -0-
      Northeast Commerce Center          28,400          349,377        377,777
      Countryside Office Park            23,390           93,659        117,049
      Leawood Fountain Plaza (24%)          -0-           73,847         73,847
                                       ----------------------------------------
                                       $117,790         $582,714       $700,504
                                       ========================================

At NorthCreek Office Park, other capital has been budgeted for parking lot restoration. Leasing capital is anticipated for tenant improvements and lease commissions for new and renewal tenants.

At Northeast Commerce Center, other capital has been budgeted for parking lot overlay and striping, and leasing capital has been budgeted for tenant improvements and lease commissions for new tenants anticipated during the year 2000.

At Countryside Office Park, other capital has been budgeted for the restoration of common area ceiling tiles and two new heating and air conditioning units. Leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants.

At Leawood Fountain Plaza, leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants.

The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

The Registrant believes that due to market conditions Countryside Office Park should be sold. Management has increased the occupancy level to 90% at December 31, 1999, from 77% at year-end 1998. The Registrant, in the year 2000, is evaluating sale and other options regarding the property due to the increased occupancy level and improved market conditions in the surrounding area(s) during the second half of 1999.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of mortgage debt as it matures.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the years ended December 31, 1999, 1998 and 1997 are detailed in the schedule below. Expenses of the Registrant are excluded.

                   NorthCreek       Tower     Northeast    Countryside     Leawood
                   Office Park   Industrial   Commerce     Office Park    Fountain
                      (100%)       (100%)      (100%)         (100%)     Plaza (24%)
                  -------------  ----------- ----------    -----------   -----------
1999

Revenues           $ 1,509,059  $   203,106  $   409,739   $ 1,220,581   $   359,778
Expenses             1,165,131      118,441      623,696     1,231,047       267,597
                   -----------------------------------------------------------------

Net Income (Loss)  $   343,928  $    84,665  $  (213,957)  $   (10,466)  $    92,181

1998

Revenues           $ 1,377,291  $   202,221  $   692,068   $ 1,025,373   $   307,888
Expenses             1,199,133      108,696      723,378       988,862       264,297
                   -----------------------------------------------------------------

Net Income (Loss)  $   178,158  $    93,525  $   (31,310)  $    36,511   $    43,591

1997

Revenues           $ 1,303,843  $   196,947  $   676,065   $   905,834   $   283,881
Expenses             1,222,155      106,565      625,690       975,298       263,850
                   -----------------------------------------------------------------

Net Income (Loss)  $    81,688  $    90,382  $    50,375   $   (69,464)  $    20,031


1999 Property Comparisons

At NorthCreek Office Park, revenues increased $131,768 when comparing 1999 to 1998. The increase in revenue is primarily due to increases in both base rental revenue ($99,847) and escalation revenue ($34,190). The increase in base rent can be attributed to increased rental rates. Increased reimbursable expenses in 1999, compared to that of 1998, resulted in the increased escalation revenue. Expenses decreased $34,002 when comparing the two year-end periods, primarily due to decreases in interest expense ($16,525), depreciation and amortization ($51,900), real estate tax ($15,783), and vacancy related expenses ($3,763). These decreases were partially offset by increases in electric repair expense ($9,500), snow removal ($5,291), repairs and maintenance general building ($20,838), management fees ($7,907), and legal fees ($9,802). The decrease in interest expense is due to a declining principal balance. The decrease in depreciation and amortization can be attributed to contra-depreciation entries depreciating the property write down which was recorded at the partnership level prior to 1999. All property write downs have been recorded at the property level in 1999. The decrease in real estate tax expense is due to lower annual taxes as a result of a decrease in the property's appraised value by the taxing authority. The increase in repairs and maintenance general building can be attributed to renovations and updates in common areas of the property (hallways and restrooms) done in 1999.

The revenues at Tower Industrial Building remain stable as the building continues to be occupied by a single tenant. Expenses increased $9,745 when comparing the two year-end periods. This is primarily due to increases in real estate tax ($1,697), general and administrative related expenses ($4,290), and depreciation expense ($3,550).

Revenues at Northeast Commerce Center decreased when comparing 1999 to 1998 by $282,329. A significant decrease of $328,668 was reflected in base rental revenue. This decrease was partially offset by increases in escalation revenues ($31,989) and other miscellaneous revenues ($14,350). The decrease in base rental revenues can be attributed to the property being only 50% occupied throughout the entire year. Expenses decreased $99,682 when comparing the two year-end periods, primarily due to decreases in interest expense ($8,413), depreciation and amortization ($73,033), heating and air-conditioning expenses ($16,593), contract cleaning expenses ($29,757), and management fees ($16,940). These decreases were partially offset by increases in vacancy related expenses ($50,886) and various other operating expenses ($5,831). The decreases in both interest expense and depreciation and amortization is due to the reasons mentioned above in the first property comparison. The decrease in heating and air-conditioning costs can be attributed to major changes necessary to be made to the heating and air conditioning system in 1998 and not in 1999. The decreased contract cleaning expenses are a result of a former tenant, who used this service exclusively, vacating. Management fees decreased as a direct result of lower revenues. The increase in vacancy related expenses is due to costs incurred during 1999 to rehabilitate vacant space for leasing.

At Countryside Office Park, revenues increased $195,208 primarily due to an increase in base rental revenue ($161,889). This can be attributed to the higher occupancy level as compared to that of the prior year. Expenses at Countryside Office Park increased ($242,185) when comparing year-end results for 1999 to the prior year, primarily due to increases in snow removal ($9,802), management fees ($10,530), parking lot expense ($3,382), professional services ($186,516), administrative payroll ($9,065), and various other operating expenses ($2,016). These increases were partially offset by decreases in interest expense ($5,108) and amortization ($14,485). The significant increase in professional services is due to real estate tax consulting fees paid during 1999 ($159,230) which will ultimately result in a tax savings of $454,942 over a three-year period. The decrease in amortization expense can be attributed to fully amortized tenant improvements and lease commissions.

At Leawood Fountain Plaza, revenues increased ($51,890) when comparing 1999 year-end results to the prior year. The increase in revenue can primarily be attributed to increases in base rental revenue ($25,166) and escalation revenue ($24,905). The increase in base rental revenue is due to increased rental rates. Expenses during 1999 were relatively stable with only a $3,300 increase when compared to the prior year.

The Registrant has a first mortgage with a floating interest rate of 3/4% over the then published prime rate of the lender. The properties which are collateral for this loan are NorthCreek Office Park, Countryside Office Park and Northeast Commerce Center. The balance of the loan as of December 31, 1999 was $6,871,246. The interest rate at year end was 9.25%. The mortgage note agreement provides for a 3.25% interest rate on outstanding principal if a compensating balance is maintained during the immediately preceding month. During 1999 the Partnership decreased interest expense by approximately $59,000 from the compensating balance clause.

The occupancy levels at the Registrant's properties as of December 31, 1999, 1998 and 1997 are detailed in the schedule below.

                                           Occupancy rates at December 31,
                                           1999        1998          1997
                                           ------------------------------

       NorthCreek Office Park              100%        100%           89%
       Tower Industrial                    100%        100%          100%
       Northeast Commerce Center            49%         50%           94%
       Countryside Executive Center         90%         77%           72%
       Leawood Fountain Plaza               93%         87%           89%

For the quarter ended December 31, 1999, occupancy at NorthCreek Office Park increased to 100%. During the quarter, two tenants signed new leases for 2,894 square feet, and one tenant vacated 1,964 square feet. For the year, five tenants signed new leases for 6,519 square feet, six tenants renewed their leases for 14,380 square feet, and five tenants vacated 6,247 square feet. NorthCreek Office Park has one major tenant which occupies space under two leases which, together, comprise 33% of the available space. These leases both expire in December 2003.

Tower Industrial Building is leased by a single tenant whose lease expires on April 30, 2000. The Registrant currently has a signed renewal with this tenant that will extend through December 2001.

At Northeast Commerce Center, one tenant vacated 11,000 square feet during the quarter ended December 31, 1999. For the year ended December 31, 1999 two new leases for 18,460 square feet were signed, one tenant vacated 11,000 square feet, and one tenant downsized 11,000 square feet. Northeast Commerce Center has two major tenants which occupy 23% and 11% of the space with lease expirations of 2003 and 2006, respectively. The Registrant is working closely with a Cincinnati brokerage firm to handle the leasing of the remaining 50,790 vacant square feet.

Occupancy at Countryside Office Park increased to 90% during the fourth quarter of 1999 and leasing activity consisted of three tenants signing new leases for 4,496 square feet, two tenants renewing their leases for 3,810 square feet, and one tenant vacating 442 square feet. During 1999, nine tenants signed new leases for 25,358 square feet, six tenants renewed their leases for 11,835 square feet, and seven tenants vacated 13,625 square feet. There are two major tenants at Countryside who occupy 14% and 13% of the vacant space with leases which expire in 2005 and 2002, respectively.

During the fourth quarter at Leawood Fountain Plaza, occupancy decreased from 98% to 93%. During the quarter, four tenants renewed their leases for 5,324 square feet, and one tenant vacated 4,470 square feet. During the year, the Registrant signed one new lease for 737 square feet, renewed seven tenants' leases for 17,857 square feet, and one tenant vacated 4,470 square feet. The property has two major tenants, one who occupies 14% of the space with a lease which expires in October 2001 and the other major tenant occupies 11% of the space with a lease which expires in July 2004.

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

Year 2000 issues
----------------

Information Technology Systems
------------------------------

The Registrant did not experience any information technology hardware or software disruptions or failure as a result of the Year 2000. Subsequent to December 31, 1999, the Registrant's "IT" systems have continued to operate, as normal, at the management office and all five of the Registrant's properties.

Non-Information Technology Systems
----------------------------------

None of the non-information systems at the Registrant's five properties experienced any disruptions or failures as a result of the Year 2000. These systems included elevators, heating, ventilating, air conditioning (HVAC) systems, and locks. These and other like systems continue to operate as normal in the year 2000.

The Registrant did not separately track internal costs related to the Year 2000 issue. The changing of the century did not have a material impact on the Registrant's financial condition or results of its operations.

Material Third Parties' Systems Failures
----------------------------------------

The Registrant did not experience any material impact related to third party system failures for the Year 2000 issue at any of its five properties. Payments from tenants did not appear to be delayed due to the Year 2000 conversion. The Registrant remains confident that no third party material issues will arise in the future.

1999 Comparisons
----------------

For the year ended December 31, 1999, the Registrant's consolidated revenues were $3,728,017 compared to $3,680,649 for the year ended December 31, 1998. Revenues increased $47,368 when comparing the two years. This increase in revenue is primarily due to an increase in base rental revenues at Countryside Office Park and to increases in both base rental and escalation revenues at NorthCreek and Leawood Fountain Plaza. Positive revenue results from these properties were partially offset by a significant decrease in revenues at Northeast Commerce Center, as mentioned in the property comparisons.

For the year ended December 31, 1999, consolidated expenses were $3,663,081 as compared to $3,316,553 for the year ended 1998. Expenses increased $346,528 when comparing the two year-end periods. This increase was primarily due to increases in depreciation and amortization ($10,535), real estate taxes ($168,830), repairs and maintenance related expenses ($107,812), and professional services ($85,738). These increased expenses were partially offset by a decrease in interest expenses ($30,046). The increase in professional services expense is primarily due to consulting fees paid by Countryside Office Park, as mentioned in the property comparisons. The increase in repairs and maintenance is mainly due to increased snow removal and various maintenance costs at two of the Registrant's properties, as also mentioned in the property comparisons. The increased professional fees can be attributed primarily to additional legal costs incurred at both the partnership and property levels. Net income for the year ended 1999 was $64,936 as compared to $364,096 for the year ended 1998. During 1999, net cash provided by operating activities was $684,206. This cash was used to provide capital improvements to the properties of $618,970, and principal payments on the mortgage loan were made in the amount of $124,630.

1998 Comparisons
----------------

For the year ended December 31, 1998, the Registrant's consolidated revenues were $3,680,649 compared to $3,356,773 for the year ended December 31, 1997. Revenues increased $323,876 or 10% when comparing the two years. The increase in revenue is due to an increase in base rental income at the Registrant's properties.

For the year ended December 31, 1998, consolidated expenses were $3,316,553 compared to $3,293,186 for the year ended December 31, 1997. Thus, total expenses increased $23,367. The increase in expenses was a result of an increase in depreciation and amortization ($84,450), an increase in repair and maintenance ($41,342), and an increase in other operating expenses ($48,189), offset by a decrease in real estate taxes ($63,257) and a decrease in professional services ($89,196). Net income was $364,096 as compared to $63,587 for the prior year. Net cash provided by operating activities was $643,655 for the year ended December 31, 1998. The cash was used to provide capital improvements to the properties of $289,092, pay distributions to partners of $382,440 and decrease the outstanding balance of the mortgage loan by $100,656.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 1999, 1998, and 1997 and are not expected to materially affect the Registrant's operation in 2000.

Interest Rates
--------------

Interest rates on floating rate debt fluctuated throughout 1999. Future increases in the prime interest rate can adversely affect the operations of the Registrant.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at December 31, 1999. A review of the Registrant's other financial instruments and risk exposures at that date revealed that the Registrant had minor exposure to interest rate risk due to the floating rate first mortgage debt of $6,871,246. The Registrant utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Registrant's financial position, results of operations or cash flows.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)(1)). The supplementary financial information specified by Item 302 of Regulation S-K is provided in
Item 7.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

                                      None

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The Registrant has two General Partners. The background and experience of the General Partners are as follows:

The General Partner of the Registrant responsible for all aspects of the Registrant's operations is Nooney Income Investments Two, Inc., a Missouri corporation. Nooney Income Investments Two, Inc., a wholly-owned subsidiary of S-P Properties, Inc., was formed in November 1984 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships.

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


ITEM 11: EXECUTIVE COMPENSATION
-------------------------------

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

During 1999, no cash distributions were paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners.

   Title              Name of                Amount and Nature of     Percentage
 of Class         Beneficial Owner           Beneficial Ownership      of Class
 --------         ----------------           --------------------     ----------

  Limited      CGS Real Estate Company           1121 Units              5.83%
Partnership
 Interests

CGS is located at 2424 S.E. Bristol Street, Newport Beach, California  92660.

(b)  Security Ownership of Management.

None of the General Partners is known to the Registrant to be the beneficial owner, either directly or indirectly, of any Interests in the Registrant.

(c) Changes in Control.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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

American Spectrum Midwest (formerly Nooney, Inc.), the manager of the Registrant's properties, is a wholly-owned subsidiary of CGS Real Estate
Company, an affiliate of the General Partner. American Spectrum Midwest (formerly Nooney, Inc.) is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 1999 the Registrant paid property management fees of $216,862 to American Spectrum Midwest (formerly Nooney, Inc.) and $40,000 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during the year ended December 31, 1999 in connection with various transactions.

(c) Indebtedness of Management.

Not Applicable.

(d) Transactions with promoters.

Not Applicable.

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

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

(d)      Not Applicable

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NOONEY INCOME FUND LTD. II, L.P.


Date:        March 30, 2000              Nooney Income Investments Two, Inc.
      -----------------------------      General Partner


                                         By: /s/William J. Carden
                                             ----------------------------
                                             William J. Carden - Director
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:        March 30, 2000              By: /s/William J. Carden
     ------------------------------          ---------------------------
                                             William J. Carden
                                             Chairman of the Board and
                                             Chief Executive Officer

Date:        March 30, 2000              By: /s/Gregory J. Nooney, Jr.
     ------------------------------          ---------------------------
                                             Gregory J. Nooney, Jr.
                                             Director

Date:        March 30, 2000              By: /s/Thomas N. Thurber
     ------------------------------          ---------------------------
                                             Thomas N. Thurber
                                             Director

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                           Description
-------                          -----------

 3 Amended and Restated Agreement and Certificate of Limited Partnership dated February 3, 1986, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1986, as filed pursuant to Rule 13a-1 of the Securities Exchange Act of 1934 (File No. 0-14360).

10          Management  Contract  between Nooney Income Fund Ltd. II and Nooney,
            Inc.(k/n/a American Spectrum Midwest) dated March 12, 1985, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, as filed pursuant to Rule 15d-1 of the Securities Exchange Act of 1934 (File No. 2-94533).

99.1        List of Directorships filed in response to Item 10.

99.2 Pages 23-27 and A-17 - A-22 of the Prospectus of the Registrant dated February 15, 1985, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933 are incorporated by reference.

99.3        Financial Statements and Schedules.