Form 10-Q
period 2000-03-31
NOONEY INCOME FUND LTD II L P
filed 2000-05-15
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q
         (Mark One)
  X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the quarter period ended                   March 31, 2000
                               -------------------------------------------------

                                       OR

         TRANSITION  REPORT PURSUANT  TO SECTION 13 OR  15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-14360
                                                -------

                        NOONEY INCOME FUND LTD. II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1357693
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Memorial Drive, #1000, St. Louis, Missouri                   63102
----------------------------------------------         -------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
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

PART I
ITEM 1 - Financial Statements:
-----------------------------


                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                       March 31,    December 31,
                                                         2000           1999
                                                      (Unaudited)   ------------
                                                      -----------
ASSETS:

     Cash and cash equivalents                        $ 1,154,755    $ 1,190,211
     Accounts receivable                                  263,399        257,599
     Prepaid expenses and deposits                         10,432         24,430
     Investment property, at cost:
         Land                                           2,618,857      2,618,857
         Buildings and improvements                    13,986,187     13,997,112
                                                      -----------    -----------
                                                       16,605,044     16,615,969
         Less accumulated depreciation                  5,248,466      5,162,333
                                                      -----------    -----------
                                                       11,356,578     11,453,636
     Investment property-held for sale                  2,869,044      2,860,890
                                                      -----------    -----------
                                                       14,225,622     14,314,526

     Deferred expenses - at amortized cost                325,517        321,834
                                                      -----------    -----------

                                                      $15,979,725    $16,108,600
                                                      ===========    ===========

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses            $    78,228    $   174,137
     Accrued real estate taxes                            391,947        485,507
     Refundable tenant deposits                           258,173        250,231
     Mortgage note payable                              6,842,484      6,871,246
                                                      -----------    -----------

                                                        7,570,832      7,781,121

Partners' equity                                        8,408,893      8,327,479
                                                      -----------    -----------

                                                      $15,979,725    $16,108,600
                                                      ===========    ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                         Three Months Ended
                                                     --------------------------
                                                      March 31,      March 31,
                                                        2000           1999
                                                     -----------    -----------
REVENUES:
     Rental and other income                         $   942,147    $   855,615
     Interest                                              1,384              0
                                                     -----------    -----------
                                                         943,531        855,615
                                                     -----------    -----------
EXPENSES:
     Interest expense                                    146,739        134,088
     Depreciation and amortization                       199,432        181,040
     Real estate taxes                                   136,139        139,025
     Property management fees paid to
         Nooney Inc.                                      56,451         50,896
     Reimbursement to Nooney Inc.
         for partnership management
         services and indirect expenses                   10,000         10,000
     Repairs & maintenance                                46,523         60,508
     Professional services                                30,523         46,680
     Utilities                                            48,716         40,340
     Payroll                                              30,132         30,676
     Cleaning                                             37,517         30,645
     Insurance                                            16,127         17,772
     Snow removal                                         17,343         36,698
     Other operating expenses                             86,475         97,321
                                                     -----------    -----------

                                                         862,117        875,689
                                                     -----------    -----------

NET INCOME (LOSS)                                    $    81,414    $   (20,074)
                                                     ===========    ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                                $      4.19    $     (1.03)
                                                     ===========    ===========

PARTNERS' EQUITY:
     Beginning of period                             $ 8,327,479    $ 8,262,543
     Net income (loss)                                    81,414        (20,074)
                                                     -----------    -----------

     End of period                                   $ 8,408,893    $ 8,242,469
                                                     ===========    ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------


                                                          Three Months Ended
                                                          ------------------
                                                        March 31,     March 31,
                                                          2000          1999
                                                       -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                $    81,414   $   (20,074)
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
             Depreciation and amortization                199,432       181,040


     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable        (5,800)       53,807
         Decrease in prepaid expenses & deposits           13,998         1,424
         Increase in deferred assets                      (30,991)       (5,497)
         Decrease in accounts payable and accrued
           expenses                                       (95,909)     (101,622)
         Decrease in accrued real estate taxes            (93,560)      (99,336)
         Increase in refundable tenant deposits             7,942         1,063
                                                      -----------   -----------

             Total adjustments                             (4,888)       30,879
                                                      -----------   -----------

             Net cash provided by operating
               activities                                  76,526        10,805
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to investment property                     (83,221)      (57,188)
                                                      -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
     Payments on mortgage notes payable                   (28,761)      (26,783)
                                                      -----------   -----------


NET DECREASE IN CASH                                      (35,456)      (73,166)
     AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of period          1,190,211     1,249,605
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 1,154,755   $ 1,176,439
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for interest      $   146,739   $   134,088
                                                      ===========   ===========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                   ------------------------------------------


NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1999, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim periods.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2000 and for all periods presented have been made. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest, formerly Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 2000 and 1999 was computed based on 19,221 units, the number of units outstanding during the periods.

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

NOTE F:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same.

NOTE G:

The partnership has five reportable operating segments: Leawood Fountain Plaza, Tower Industrial, Countryside Office Park, Northeast Commerce Center, and NorthCreek Office Park. In the first quarter of 1999, the Partnership's management evaluated performance of each segment based on profit or loss from operations before allocation of property writedowns, general and administrative expenses, unusual and extraordinary items, and interest. In 2000, the Partnership is evaluating each segment's operations including allocation of property writedowns.

                                                          Three Months Ended
                                                      -------------------------
                                                      March 31,       March 31,
                                                        2000            1999
                                                        ----            ----

Revenues:
    Leawood Fountain Plaza (24%)                     $  83,767        $  84,311
    Tower Industrial                                    50,784           50,450
    Countryside Office Park                            338,198          260,579
    Northeast Commerce Center                          101,267           92,178
    NorthCreek Office Park                             366,830          359,666
                                                     ---------        ---------
                                                       940,846          847,184
                                                     =========        =========

Operating Profit (Loss):
    Leawood Fountain Plaza (24%)                     $  21,501        $  15,871
    Tower Industrial                                    21,076           23,722
    Countryside Office Park                             64,071           20,080
    Northeast Commerce Center                          (62,341)        (114,091)
    NorthCreek Office Park                              70,221           46,168
                                                     ---------        ---------
                                                       114,528           (8,250)
                                                     =========        =========

Capital Expenditures:
    Leawood Fountain Plaza (24%)                     $     888        $   4,160
    Tower Industrial                                       -0-            3,850
    Countryside Office Park                             35,616           16,374
    Northeast Commerce Center                              -0-            5,860
    NorthCreek Office Park                              48,214           26,944
                                                     ---------        ---------
                                                        84,718           57,188
                                                     =========        =========

Depreciation and Amortization:
    Leawood Fountain Plaza (24%)                     $  14,774        $  23,892
    Tower Industrial                                    12,003           10,411
    Countryside Office Park                             41,295           32,183
    Northeast Commerce Center                           52,654           62,738
    NorthCreek Office Park                              78,706           90,185
                                                     ---------        ---------
                                                       199,432          219,409
                                                     =========        =========

Assets:
    As Of:                                   March 31, 2000   December 31, 1999
                                             --------------   -----------------

    Leawood Fountain Plaza (24%)                $   968,187         $   946,803
    Tower Industrial                                971,290             985,935
    Countryside Office Park                       3,110,049           3,126,218
    Northeast Commerce Center                     3,497,645           3,512,653
    NorthCreek Office Park                        6,384,872           6,410,529
                                                -----------         -----------
                                                 14,932,043          14,982,138
                                                ===========         ===========


Reconciliation of segment data to the Partnership's consolidated data follow:

                                                         Three Months Ended
                                                       ------------------------
                                                       March 31,      March 31,
                                                         2000           1999
                                                         ----           ----

Revenues:
    Segments                                           $ 940,846      $ 847,184
    Corporate and other                                    2,685          8,431
                                                       ---------      ---------
                                                         943,531        855,615
                                                       =========      =========


Operating Profit (Loss):
    Segments                                           $ 114,528      $  (8,250)
    Corporate and other income                             2,685          8,430
    General and administrative expenses                  (35,799)       (20,254)
                                                       ---------      ---------
                                                          81,414        (20,074)
                                                       =========      =========


Depreciation and Amortization
    Segments                                           $ 199,432      $ 219,409
    Corporate and other                                      -0-        (38,369)
                                                       ---------      ---------
                                                         199,432        181,040
                                                       =========      =========


Assets:
    As of:                                  March 31, 2000    December 31, 1999
                                            --------------    -----------------

    Segments                                   $14,932,043          $14,982,138
    Corporate and other                          1,047,682            1,126,462
                                                15,979,725           16,108,600
                                               ===========          ===========

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents on hand as of March 31, 2000, is $1,154,755, a decrease of ($35,456) when compared to year end December 31, 1999. During the quarter, net cash provided by operating activities was $76,526. Cash was used for payment of capital additions in the amount of $83,221 and payments on mortgage notes payable of $28,761. The Registrant expects cash flow and cash on hand to fund the properties anticipated capital expenditures for the remainder of 2000. The anticipated capital expenditures by property are as follows:

                                  Leasing Capital  Other Capital       Total
                                  ---------------  -------------       -----

NorthCreek Office Park               $  5,103        $ 66,000        $ 71,103
Tower Industrial Building                   0               0               0
Northeast Office Park                 349,377          28,400         377,777
Countryside Office Park                50,815          23,390          74,205
Leawood Fountain Plaza (24%)           61,711               0          61,711
                                     --------        --------        --------
                                     $467,006        $117,790        $584,796
                                     ========        ========        ========

Leasing capital at all of the partnership's properties relates to tenant improvements and lease commissions for new and renewal tenants. At NorthCreek Office Park, other capital has been budgeted for parking lot restoration. At Northeast Commerce Center, other capital has been budgeted for parking lot overlay and striping. At Countryside Office Park, other capital has been budgeted for the restoration of common area ceiling tiles and two new heating and air conditioning units.

The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

The Registrant believes that due to market conditions Countryside Office Park should be sold. Management has increased the occupancy level to 92% at March 31, 2000, from 74% at March 31, 1999. The Registrant is evaluating sale and other options regarding the property due to the increased occupancy level and improved market conditions in the surrounding areas during the second half of 1999 and continuing on in the year 2000.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of mortgage debt as it matures.

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended March 31, 2000 and 1999 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                      Tower   Northeast  Countryside   Leawood
                       NorthCreek  Industrial Commerce     Office     Fountain
                       Office Park  Building   Center       Park     Plaza (24%)
                       -----------  --------   ------       ----     -----------
  2000
  ----

Revenues                $ 366,830  $  50,784  $ 101,267   $ 338,198  $  83,767
Expenses                  296,609     29,708    163,608     274,127     62,266
                        ---------  ---------  ---------   ---------  ---------

Net Income (Loss)       $  70,221  $  21,076  ($ 62,341)  $  64,071  $  21,501
                        =========  =========  =========   =========  =========

  1999
  ----

Revenues                $ 359,666  $  50,450  $  92,178   $ 260,579  $  84,311
Expenses                  313,498     26,728    206,269     240,499     68,440
                        ---------  ---------  ---------   ---------  ---------

Net Income (Loss)       $  46,168  $  23,722  $(114,091)  $  20,080  $  15,871
                        =========  =========  =========   =========  =========

Revenues at NorthCreek Office Park increased $7,164 when comparing quarter end March 31, 2000 to the first quarter ended March 31, 1999. This increase can be primarily attributed to a termination fee received by a former tenant in the amount of $7,212. All other revenues have remained consistent with that of prior year. Expenses decreased from $313,498 for the quarter ended March 31, 1999 to $296,609 for the quarter ended March 31, 2000. This decrease of $16,889 is primarily attributable to decreases in depreciation and amortization expense ($11,479), electrical repairs ($11,085), and snow removal ($6,280). These decreases were partially offset by increases in interest expense ($6,957) and landscaping expense ($4,417). The decrease in depreciation and amortization can be attributed to fully amortized and depreciated assets. The decrease in electrical repairs is due to major repairs and maintenance electrical costs incurred in 1999. The increased interest expense is related to increased interest rates.

Operating results at Tower Industrial Building for the quarter ended March 31, 2000 and 1999 remained stable with minimal fluctuations. Slight increases occurred in both depreciation and general and administrative related expenses.

Revenues at Northeast Commerce Center were $101,267 for the quarter ended March 31, 2000 and $92,178 for the quarter ended March 31, 1999. This increase in revenue of $9,089 is due to increases in base rental revenue ($6,839) and escalation revenue ($2,249). The increase in base rent is primarily due to higher rental rates. Expenses for the quarters ending March 31, 2000 and March 31, 1999 were $163,608 and $206,269, respectively. The decrease of $42,661 can primarily be attributable to decreases in vacancy expense ($35,276), amortization and depreciation expense ($10,084), and repairs and maintenance related expenses ($5,517). These decreases were partially offset by increases in interest expense ($3,541), fire and crime prevention ($1,979), and various other operating expenses ($2,696). The decrease in vacancy expense is due to the costs of rehabilitating vacant space in 1999. The decreased amortization and depreciation expense is primarily attributable to fully depreciated and amortized assets.

At Countryside Office Park revenues were $338,198 and $260,579 for the quarters ended March 31, 2000 and March 31, 1999, respectively. Revenues increased
$77,619 primarily due to increases in base rental revenues which can be attributable to the increased occupancy level at the property. Operating expenses increased $33,628 when comparing the two years. The expenses which increased include interest expense ($2,151), amortization expense ($9,112), contract cleaning and day porter service ($13,510), utilities ($6,212), management fees ($4,657), advertising expense ($2,359), vacancy related expenses ($2,541), payroll expense ($1,582), and legal fees ($2,541). These increases were partially offset by a decrease in snow removal ($10,589). The increased amortization expense is due to the addition of tenant improvements as the property continues to lease available space. The increases in both cleaning/day porter and utility expense can also be attributed directly to the rise in the occupancy level, therefore increasing the demand for both of these expenses. The decrease in snow removal is due to milder weather conditions than that of 1999.

At Leawood Fountain Plaza, revenues remained consistent when comparing the two three-month periods. Operating expenses decreased $6,174 when comparing the two periods. The decrease in expenses is mainly due to a decrease in depreciation and amortization expense ($9,117), partially offset by an increase in fire and crime prevention expense ($1,967), and various other operating expenses ($976).

The occupancy levels at the Registrant's properties are listed below:

                                          Occupancy levels as of March 31,
                                          --------------------------------

         Property                           2000        1999        1998
         --------                           ----        ----        ----

NorthCreek Office Park                       96%        100%         95%
Tower Industrial Building                   100%        100%        100%
Northeast Commerce Center                    49%         50%         94%
Countryside Office Park                      92%         74%         69%
Leawood Fountain Plaza (24%)                 93%         98%         90%

During the first quarter of 2000, NorthCreek Office Park occupancy decreased 4% to 96%. Leasing activity at NorthCreek Office Park consisted of one tenant signing a lease for 52 square feet, two tenants renewing their leases for a total of 5,638 square feet and three tenants vacating 3,579 square feet. NorthCreek Office Park has one major tenant which occupies spaces under two leases which together comprise 33% of the available space. These leases both expire in December 2003.

Tower Industrial Building is leased to a single tenant whose lease expires on December 31, 2001.

At Northeast Commerce Center, occupancy remained at 49% during the quarter. There was no leasing activity during this three-month reporting period. The property has two major tenants who occupy 23% and 11% of the available space. Their leases expire September 2003 and December 2006, respectively. The Registrant is working with a local Cincinnati brokerage firm to handle the leasing of the remaining space.

At Countryside Office Park, occupancy increased 2% to 92% from the rate at the beginning of the quarter. Leasing activity during the first quarter consisted of two tenants occupying 5,856 square feet renewing their leases and two tenants vacating 2,294 square feet. There are two major tenants at Countryside Office Park who occupy 14% and 13% of the available space with leases which expire in 2005 and 2002, respectively.

During the first quarter of 2000, occupancy at Leawood Fountain Plaza remained stable at 93%. Leasing activity consisted of one new tenant occupying 1,946 square feet, two tenants renewing their leases for 2,927 square feet, and one tenant vacating 1,769 square feet. The property has two major tenants, one of whom occupies 14% of the available space whose lease expires in October 2001 and a second major tenant who occupies 10% of the available space whose lease expires in July 2004.

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

Results of Consolidated Operations 2000
---------------------------------------

For the quarter ended March 31, 2000, consolidated revenues are $943,531 compared to $855,615 for the quarter ended March 31, 1999. Revenues, at a consolidated level, increased $87,916 primarily due to increases in base rental revenue at Countryside Office Park, as mentioned in the property comparisons. Increases in revenue were also reflected at NorthCreek Office Park and Northeast Commerce Center when comparing the two three-month ending periods. Consolidated expenses for the quarters ending March 31, 2000 and March 31, 1999 are $862,117 and $875,689, respectively. The $13,572 decrease in expenses is a result of a combination of factors. Decreases were reflected in real estate tax expense ($2,886), repairs and maintenance related expenses ($13,985), professional services ($16,157), insurance ($1,645), snow removal ($19,355), and other operating expenses ($10,846). These decreases were partially offset by consolidated increases in interest expense ($12,651), depreciation and amortization ($18,392), management fees ($5,555), utilities ($8,376), and cleaning ($6,872). The decrease in repairs and maintenance related expenses is primarily due to the decrease in electrical repairs at NorthCreek Office Park. The decrease in professional services can be attributed to appraisal fees incurred for the Registrant's properties in the first quarter of 1999. The decrease in snow removal, as well as the increases in interest expense, depreciation and amortization expense, and utilities have all been addressed at the property level comparisons. The decrease in consolidated other operating expenses can mostly be attributed to vacancy costs at Northeast Commerce Center. The increase in management fees is due to the overall increase in revenues.

Results of Consolidated Operations 1999
---------------------------------------

For the quarter ended March 31, 1999, consolidated revenues are $855,615 compared to $875,317 for the quarter ended March 31, 1998. Revenues decreased $19,702 primarily due to an increase in bad debt expense ($39,114), partially offset by an increase in miscellaneous income ($20,696) due to the receipt of a prior year tax refund. Consolidated expenses for the quarters ended March 31, 1999 and 1998 are $875,689 and $814,801, respectively. This $60,888 increase in expenses is a result of significant increases in repairs and maintenance related expenses ($16,231), professional fees ($24,481), payroll expenses ($8,093), snow removal ($18,780), and other operating expenses ($46,514). There were also less significant increases in utility expense ($2,569) and insurance ($2,309). These increases were partially offset by decreases in interest expense ($11,932), depreciation and amortization expense ($13,836), real estate tax expense ($21,732), and cleaning services ($10,223). The increase in professional fees is due to appraisal fees. The increase in other operating expense is primarily due to the increase in vacancy expenses for first quarter 1999 at Northeast Commerce Center. The decrease in interest expense can be attributed to increased principal payments made per mortgage agreement.


Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1999 and are not expected to materially affect the Registrant's operation in 2000.

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


                                       NOONEY INCOME FUND LTD. II, L.P.


Date:   May 15, 2000                   By:   Nooney Income Investments Two, Inc.
                                             General Partner


                                       By:  /s/ Gregory J. Nooney, Jr.
                                            ----------------------------------
                                             Gregory J. Nooney, Jr. - Director
                                             Chairman of the Board and
                                             Chief Executive Officer


                                       By:  /s/ Patricia A. Nooney
                                            -----------------------------------
                                             Patricia A. Nooney - Director
                                             Senior Vice President and Secretary


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