Form 10-Q
period 2000-06-30
NOONEY INCOME FUND LTD II L P
filed 2000-08-14
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q
         (Mark One)
  X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the quarter period ended                   June 30, 2000
                               -------------------------------------------------

                                       OR

         TRANSITION  REPORT PURSUANT  TO SECTION 13 OR  15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-14360
                                                -------

                        NOONEY INCOME FUND LTD. II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1357693
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Memorial Drive, Suite 1000, St. Louis, MO                  63102-2449
----------------------------------------------         -------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
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

PART I
ITEM 1 - Financial Statements:
-----------------------------


                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                      June 30,
                                                        2000       December 31,
                                                     (Unaudited)       1999
ASSETS:                                             ------------   ------------

     Cash and cash equivalents                      $  1,354,006   $  1,190,211
     Accounts receivable                                 432,331        257,599
     Prepaid expenses and deposits                        45,855         24,430
     Investment property, at cost:
         Land                                          2,618,857      2,618,857
         Buildings and improvements                   14,039,176     13,997,112
                                                    ------------   ------------
                                                      16,658,033     16,615,969
         Less accumulated depreciation                (5,392,177)    (5,162,333)
                                                    ------------   ------------
                                                      11,265,856     11,453,636
     Investment property-held for sale                 2,847,660      2,860,890
                                                    ------------   ------------
                                                      14,113,516     14,314,526

     Prepaid and deferred expenses - at
       amortized cost                                    368,077        321,834
                                                    ------------   ------------

                                                    $ 16,313,785   $ 16,108,600
                                                    ============   ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses          $    165,434   $    174,137
     Accrued real estate taxes                           388,694        485,507
     Refundable tenant deposits                          269,174        250,231
     Mortgage note payable                             6,813,723      6,871,246
                                                    ------------   ------------

                                                       7,637,025      7,781,121

Partners' equity                                       8,676,760      8,327,479
                                                    ------------   ------------

                                                    $ 16,313,785   $ 16,108,600
                                                    ============   ============


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                   Three Months Ended          Six Months Ended
                                                  June 30,     June 30,      June 30,     June 30,
                                                    2000         1999          2000         1999
                                                 -----------  -----------   -----------  -----------

REVENUES:
     Rental and other income                     $ 1,107,626  $   929,911   $ 2,049,773  $ 1,785,526
     Interest                                          1,063            0         2,447            0
                                                 -----------  -----------   -----------  -----------
                                                   1,108,689      929,911     2,052,220    1,785,526
EXPENSES:
     Interest expense                                154,207      134,795       300,946      268,883
     Depreciation and amortization                   202,175      181,390       401,607      362,431
     Real estate taxes                               126,823      303,252       257,738      442,277
     Property management fees paid to
         American Spectrum Midwest                    65,705       55,345       122,155      106,241
     Reimbursement to American Spectrum Midwest
         for partnership management
         services and indirect expenses               10,000       10,000        20,000       20,000
     Repairs and maintenance                          54,276       89,543       100,799      150,051
     Professional services                            29,874       31,808        60,397       78,488
     Utilities                                        38,887       32,427        87,603       72,767
     Payroll                                          29,284       26,569        59,416       57,245
     Cleaning                                         37,477       37,535        74,994       68,180
     Insurance                                        14,296       19,678        30,423       37,449
     Parking lot / landscaping expenses               28,252       27,953        41,234       40,333
     Other operating expenses                         49,566       56,725       145,627      178,364
                                                 -----------  -----------   -----------  -----------

                                                     840,822    1,007,020     1,702,939    1,882,709
                                                 -----------  -----------   -----------  -----------

NET INCOME (LOSS)                                $   267,867  $   (77,109)  $   349,281  $   (97,183)
                                                 ===========  ===========   ===========  ===========
NET INCOME  (LOSS) PER LIMITED
     PARTNERSHIP UNIT                            $     13.80  $     (3.97)  $     17.99  $     (5.01)
                                                 ===========  ===========   ===========  ===========

PARTNERS' EQUITY:
     Beginning of period                         $ 8,408,893  $ 8,242,469   $ 8,327,479  $ 8,262,543
     Net income (loss)                               267,867      (77,109)      349,281      (97,183)
                                                 -----------  -----------   -----------  -----------
     End of period                               $ 8,676,760  $ 8,165,360   $ 8,676,760  $ 8,165,360
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


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------


                                                          Six Months Ended
                                                        June 30,      June 30,
                                                          2000          1999
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                $   349,281   $   (97,184)
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
             Depreciation and amortization                401,607       362,431

     Changes in assets and liabilities:
         (Increase) decrease  in accounts receivable     (174,732)        2,288
         Increase in prepaid expenses and deposits        (21,425)      (28,225)
         Increase in deferred assets                      (99,824)      (21,521)
         (Decrease) increase in accounts payable           (8,703)       63,888
         (Decrease) increase in accrued real
           estate taxes                                   (96,813)       62,001
         Increase in refundable tenant deposits            18,943        20,620
                                                      -----------   -----------

             Total adjustments                             19,053       461,482
                                                      -----------   -----------

             Net cash provided by operating
               activities                                 368,334       364,299
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to investment property                    (147,016)     (292,362)
                                                      -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
     Payments on mortgage notes payable                   (57,523)      (57,522)
                                                      -----------   -----------


NET INCREASE IN CASH AND                                  163,795        14,415
     CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of period          1,190,211     1,249,605
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 1,354,006   $ 1,264,020
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for interest      $   300,946   $   268,883
                                                      ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                -------------------------------------------------


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2000 and for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest (formerly Nooney, Inc.), a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments Two, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and six month periods ended June 30, 2000 and 1999 was computed based on 19,221 units, the number of units outstanding during the periods.

NOTE E:

CGS is continuing the process of developing a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquiror which would be listed on a national securities exchange or the NASDAQ national market system.

NOTE F:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same.

NOTE G:

The partnership has five reportable operating segments: Leawood Fountain Plaza, Tower Industrial, Countryside Executive Center, Northeast Commerce Center, and NorthCreek Office Park. The Partnership's management evaluates performance of each segment based on profit or loss from operations before allocation of
property  write  downs,  general  and  administrative   expenses,   unusual  and
extraordinary items, and interest.
                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                     2000       1999        2000        1999
                                     ----       ----        ----        ----
Revenues:
   Leawood Fountain Plaza (24%)  $   86,905  $   84,674  $  170,672  $  168,985
   Tower Industrial                  54,970      50,450     105,754     100,900
   Countryside Executive Center     463,640     277,023     801,837     537,603
   Northeast Commerce Center        116,779     128,059     218,046     220,237
   NorthCreek Office Park           372,786     382,209     739,616     741,875
                                 ----------  ----------  ----------  ----------
                                  1,095,080     922,415   2,035,925   1,769,600
                                 ==========  ==========  ==========  ==========

Operating Profit:
   Leawood Fountain Plaza (24%)  $   19,315  $   12,226  $   40,816  $   28,097
   Tower Industrial                  22,514      22,676      43,591      46,398
   Countryside Executive Center     192,476    (133,232)    256,547    (113,152)
   Northeast Commerce Center        (24,122)    (36,354)    (86,464)   (150,445)
   NorthCreek Office Park            80,749      55,387     150,970     101,554
                                 ----------  ----------  ----------  ----------
                                    290,932     (79,297)    405,460     (87,548)
                                 ==========  ==========  ==========  ==========

Capital Expenditures:
   Leawood Fountain Plaza (24%)  $   32,474  $    2,400  $   33,362  $    6,560
   Tower Industrial                       0     147,048           0     150,898
   Countryside Executive Center       8,052      38,098      43,668      54,472
   Northeast Commerce Center         17,977      41,865      17,977      47,725
   NorthCreek Office Park             3,794       5,762      52,009      32,707
                                 ----------  ----------  ----------  ----------
                                     62,297     235,173     147,016     292,362
                                 ==========  ==========  ==========  ==========

Depreciation and Amortization:
   Leawood Fountain Plaza (24%)  $   15,426  $   22,863  $   30,200  $   46,754
   Tower Industrial                  10,859      10,838      22,863      21,250
   Countryside Executive Center      44,631      30,505      85,926      62,689
   Northeast Commerce Center         53,842      65,422     106,496     128,161
   NorthCreek Office Park            77,417      90,129     156,123     180,315
                                 ----------  ----------  ----------  ----------
                                    202,175     219,757     401,607     439,169
                                 ==========  ==========  ==========  ==========

Assets:
                                          June 30, 2000       December 31, 1999
                                          -------------       -----------------

     Leawood Fountain Plaza (24%)           $   973,179             $   946,803
     Tower Industrial                           999,019                 985,935
     Countryside Executive Center             3,302,308               3,126,218
     Northeast Commerce Center                3,539,050               3,512,653
     NorthCreek Office Park                   6,429,058               6,410,529
                                            -----------             -----------
                                             15,242,614              14,982,138
                                            ===========             ===========


Reconciliation of segment data to the Partnership's consolidated data is as follows:

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                    2000        1999        2000        1999
                                    ----        ----        ----        ----
Revenues:
     Segments                    $1,095,080  $  922,415  $2,035,925  $1,769,600
     Corporate and other             13,609       7,496      16,295      15,926
                                 ----------  ----------  ----------  ----------
                                  1,108,689     929,911   2,052,220   1,785,526
                                 ==========  ==========  ==========  ==========


Net Income (Loss):
     Segments                    $  290,932  $  (79,297) $  405,460  $  (87,548)
     Corporate and other income      13,609       7,496      16,295      15,926
     General and admin expenses     (36,674)     (5,308)    (72,474)    (25,561)
                                 ----------  ----------  ----------  ----------
                                    267,867     (77,109)    349,281     (97,183)
                                 ==========  ==========  ==========  ==========


Depreciation and Amortization
     Segments                    $  202,175  $  219,757  $  401,607  $  439,169
     Corporate and other                  0     (38,367)          0     (76,738)
                                 ----------  ----------  ----------  ----------
                                    202,175     181,390     401,607     362,431
                                 ==========  ==========  ==========  ==========


Assets:
                                          June 30, 2000       December 31, 1999
                                          -------------       -----------------

   Segments                                 $15,242,614             $14,982,138
   Corporate and other                        1,071,171               1,126,462
                                            -----------             -----------
                                             16,313,785              16,108,600
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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents on hand as of June 30, 2000, is $1,354,006 an increase of $163,795 when compared to the year ended December 31, 1999. During the six month period ending June 30, 2000, net cash provided by operating activities was $368,334. Cash was used for capital and tenant improvements in the amount of $147,016 and payment on mortgage notes payable in the amount of $57,523. Based on the current cash balances and the properties' ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 2000. The anticipated capital expenditures by property are as follows:

                                    Other Capital  Leasing Capital      Total
                                    -------------  ---------------      -----

NorthCreek Office Park                 $ 44,000        $ 60,727       $104,727
Tower Industrial Building                     0               0              0
Northeast Commerce Center                16,508         412,064        428,572
Countryside Office Park                  16,000          14,838         30,838
Leawood Fountain Plaza (24%)                  0          28,284         28,284
                                       --------        --------       --------
                                       $ 76,508        $515,913       $592,421
                                       ========        ========       ========

Leasing Capital at all of the partnership's properties relates to tenant improvements and lease commissions for new and renewal tenants. At Northeast
Commerce Center Other Capital includes heating and air-conditioning unit installation and electrical upgrades. At Countryside Executive Center, Other Capital relates to the replacement of common area ceiling tiles and new air conditioning units. At NorthCreek Office Park, Other Capital is reserved for parking lot resurfacing. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

As previously disclosed, the Registrant felt that the market conditions existed whereby Countryside Executive Center should be sold. Management has increased the occupancy level to 91% at June 30, 2000 from 70% at June 30, 1999. The Registrant is still evaluating the sale and other options regarding the property based on the increased occupancy level and the improving market conditions in the surrounding areas.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of mortgage debt as it matures.

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended June 30, 2000 and 1999 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                   Tower    Northeast   Countryside    Leawood
                   NorthCreek   Industrial  Commerce      Office      Fountain
                   Office Park   Building    Center        Park      Plaza (24%)
                   -----------   --------    ------        ----      -----------

2nd Quarter 2000
Revenues            $ 372,786   $  54,970   $ 116,779    $ 463,640    $  86,905
Expenses              292,037      32,456     140,901      271,164       67,590
                    ---------   ---------   ---------    ---------    ---------
Net income (loss)   $  80,749   $  22,514   $ (24,122)   $ 192,476    $  19,315
                    =========   =========   =========    =========    =========

2nd Quarter 1999
Revenues            $ 382,209   $  50,450   $ 128,059    $ 277,023    $  84,674
Expenses              326,822      27,774     164,413      410,255       72,448
                    ---------   ---------   ---------    ---------    ---------
Net income (loss)   $  55,387   $  22,676   $ (36,354)   $(133,232)   $  12,226
                    =========   =========   =========    =========    =========


At NorthCreek Office Park net income for the quarter ended June 30, 2000 was $80,749 compared to net income of $55,387 in 1999. Revenues decreased $9,423 when comparing the two quarters. This decrease can be attributed to decreases in both base rental and escalation revenues due to a slight decrease in the occupancy level than that of prior year. Expenses decreased $34,785 when comparing the two quarters. This decrease can primarily be attributed to decreases in depreciation and amortization expense ($12,712), landscaping expenses ($4,267), repairs and maintenance related expenses ($22,424), real estate taxes ($3,000), and other operating expenses ($3,059), partially offset by an increase in interest expense ($10,677). The decrease in depreciation and amortization can be attributed to both fully amortized assets and the allocation of the property write down, now being depreciated at the property level. The decrease in repairs and maintenance related expenses is due to general building common area improvement expenses incurred in 1999 only. The increase in interest expense is a direct result of the rise in the variable interest rate than that of prior year.

Operating results at Tower Industrial Building remained consistent, with only a $162 decrease in net income when comparing the quarter ended June 30, 2000 to the quarter ended June 30, 1999, however, there was an increase in revenues of $4,520 and an increase in expenses of $4,682. The increase in revenues is due to increases in both base rental and real estate tax revenue as a result of renewal increases effective in 2000 for the property's one tenant. The increase in expenses is primarily due to a higher annual tax assessed for the property. The property continues to operate as anticipated.

For the quarter ended June 30, 2000 and 1999, revenues at Northeast Commerce Center were $116,779 and $128,059, respectively. The decrease in revenues of $11,280 can primarily be attributed to a decrease in escalation revenue ($25,262) and miscellaneous revenues ($7,500), partially offset by an increase in base rental revenue ($21,498). The decrease in miscellaneous revenues is due to a cancellation fee received during 2nd quarter of 1999 only. The decrease in escalation revenue is due to a decrease in the amount of reimbursable expenses. The increase in base rent can be attributed to the rise in the occupancy level from that of prior year. The property's expenses for the quarter ended June 30, 2000 and 1999, were $140,901 and $164,413, respectively. The decrease in expenses of $23,512 is primarily attributable to decreases in depreciation and amortization expense ($11,580), real estate tax expense ($11,422), repairs and maintenance related expenses ($2,474), and vacancy related expenses ($3,140). These decreased expenses were partially offset by an increase in interest expense ($5,435). The decrease in depreciation and amortization expense can be attributed to the allocation of the property writedown now being depreciated at the property level. The decreased real estate tax expense can be attributed to lower annual taxes due for the property in 2000. The increase in interest expense is a direct result of the rise in the variable interest rate than that of prior year.

Revenues at Countryside Office Park were $463,640 for the quarter ended June 30, 2000 and $277,023 for the quarter ended June 30, 1999. The increase in revenue of $186,617 when comparing the two periods, is primarily attributable to increases in base rental revenue ($73,698), escalation revenue ($9,569), and real estate tax revenue ($102,552). The increase in base rental and escalation revenue can be attributed to the high occupancy level than that of prior year. The increased real estate tax revenue is due to amounts billed to tenants for their proportionate share of tax appeal fees paid that have resulted in a real estate tax expense savings that span a five year period. Expenses at Countryside Office Park were $271,164 and $410,255 for the quarters ended June 30, 2000 and June 30, 1999, respectively. This decrease in expenses of $139,091 can be primarily attributable to decreases in real estate tax expense ($165,740) due to the expense of the previously mentioned tax appeal fee in 1999. No tax appeal fees have been expensed in 2000. Decreases were also reflected in repairs and maintenance related expenses ($9,353) and vacancy expenses ($6,954). These decreases were partially offset by increases in management fee expense ($11,197), landscaping expense ($14,169), interest expense ($3,300), and amortization expense ($14,126). The repairs and maintenance decrease can primarily be attributed to lower heating and air-conditioning and general building repair costs in the second quarter of 2000 than that of prior year. The increased management fee expense is a direct result of the higher revenue level achieved from the increase in the property's occupancy, than that of prior year. The increase in landscaping expense can be attributed to exterior plant and flower installations in done in 2000 only. The increase in amortization expense is due to additional tenant alterations and lease commissions incurred as new tenants have been added to the property.

At Leawood Fountain Plaza, net income for the quarter ended June 30, 2000 and the quarter ended June 30, 1999 was $19,315 and $12,226, respectively, resulting in an increase in net income of $7,089. Revenues increased $2,231 and expenses decreased $4,858 when comparing the two quarters. Slight increases were reflected in both base rental and escalation revenues. Decreases were reflected in parking lot and depreciation/amortization expense when compared to that of prior year.

The occupancy levels at June 30 are as follows:

                                         Occupancy levels as of June 30,
                                         -------------------------------
         Property                          2000        1999        1998
         --------                          ----        ----        ----

NorthCreek Office Park                      96%        100%         95%
Tower Industrial Building                  100%        100%        100%
Northeast Commerce Center                   65%         50%         94%
Countryside Office Park                     91%         70%         71%
Leawood Fountain Plaza (24%)                98%         98%         94%

Leasing activity during the second quarter of 2000 at NorthCreek Office Park consisted of one new tenant signing a lease for 912 square feet, one tenant renewing their lease for 1,898 square feet and one tenant vacating 620 square feet. Occupancy remained at 96% throughout the quarter. The office park has one major tenant with two leases that together comprise 33% of the available space. These leases both expire in December 2003.

The Tower Industrial Building remains 100% leased to a single tenant whose lease expires on December 31, 2001.

At Northeast Commerce Center leasing activity during the quarter consisted of one new tenant signing a lease for 16,150 square feet. The property increased

16% to 65% occupied throughout the quarter. The property has three major tenants who occupy 23%, 11%, and 16% of the available space, with leases that expire in September 2003, December 2006, and August 2005, respectively. The Registrant is working with a local Cincinnati brokerage firm to handle the leasing of the remaining space at the property.

Leasing activity at Countryside Office Park consisted of two tenants renewing 2,283 square feet, and one tenant vacating 1,042 square feet. Occupancy decreased by 1%, to 91% during the quarter. The property has two major tenants who occupy 14% and 13% of the available space with leases expiring in 2005 and 2002, respectively.

During the second quarter of 2000, leasing activity at Leawood Fountain Plaza consisted of the Registrant renewing one lease for 946 square feet and the Registrant signing one new lease with a tenant for 4,470 square feet. The occupancy increased to 98% throughout the quarter. The property has two major tenants occupying 14% and 10% of the available space on leases which expire in October 2001 and July 2004, respectively.

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

Results of Consolidated Operations 2000
---------------------------------------

Consolidated revenues for the three month period ended June 30, 2000 and 1999, are $1,108,689 and $929,911, respectively. Consolidated revenues for the six month period ended June 30, 2000 and 1999 are $2,052,220 and $1,785,526, respectively. Revenues increased $178,778 for the three month period and $266,694 for the six month period when comparing to that of prior year. Consolidated revenues have increased primarily due to increases in base rental and real estate tax revenues at Countryside Office Park as a result of the higher occupancy level and the recapture in revenue of the real estate tax appeal fees, as mentioned in the property comparisons. During the three month periods ended June 30, 2000 and 1999, consolidated expenses were $840,822 and $1,007,020, respectively. Consolidated expenses for the six month periods ended June 30, 2000 and 1999 were $1,702,939 and $1,882,709, respectively.
Consolidated expenses decreased $166,198 and $179,770 for the three and six month periods when compared to that of prior year. The decrease in expenses for the three month period is primarily due to decreases in real estate tax expense ($176,429), repairs and maintenance related expenses ($35,267), insurance ($5,382), and other operating expenses ($7,159). These decreases were partially offset by increases in interest expense ($19,412), depreciation and amortization expense ($20,785), management fee expense ($10,360), and utility expense ($6,460). The decrease in real estate tax expense is due to lower annual taxes at both Countryside Office Park and Northeast Commerce Center, as mentioned previously in the property comparisons. The decreased repairs and maintenance expenses are due to lower heating/air-conditioning and general building costs at Northcreek and Countryside, also mentioned in the property comparisons. The increase in interest expense can be attributed to the increased interest rate at three of the Registrant's properties, than that of prior year. The increase in depreciation and amortization is due to the addition of capital and tenant related assets since the same period of the prior year. The decrease in consolidated expenses of $179,770 for the six month period is primarily due to decreases in real estate tax expense ($184,539), repairs and maintenance related expenses ($49,252), professional services ($18,091), insurance ($7,026), and other operating expenses ($32,737). These decreases were partially offset by increases in interest expense ($32,063), depreciation/amortization expense ($39,176), management fees ($15,914), utilities ($14,836), payroll ($2,171), and cleaning expense ($6,814). The decrease in real estate tax expense and repairs and maintenance, as well as the increases in interest and depreciation/amortization have been addressed above in the three month period comparisons. The decrease in professional services can be attributed to a decrease in partnership related legal expenses than that of prior year. The decrease in other operating expenses for the six month period is due to decreases in snow removal and vacancy related expenses. The increase in management fees is directly related to the increased revenues. The utility expense increase can be attributed to increased electric expense at three of the Registrant's properties.

Results of Consolidated Operations 1999
---------------------------------------

Consolidated revenues for the three month period ended June 30, 1999 and 1998, are $929,911 and $899,041, respectively. Consolidated revenues for the six month period ended June 30, 1999 and 1998 are $1,785,526 and $1,774,358, respectively. Revenues increased $30,870 for the three month period and $11,168 for the six month period ended June 30, 1999 when compared to the prior period. Consolidated revenues overall have increased primarily due to increases in escalation revenue at Northeast Commerce Center and NorthCreek Office Park and to increases in base rental revenue at NorthCreek Office Park, Countryside Executive Center, and Leawood Fountain Plaza. These increases in revenue were offset by a significant decrease in base rental income at Northeast Commerce Center. During the three month periods ended June 30, 1999 and 1998, consolidated expenses were $1,007,020 and $873,271. Consolidated expenses for the six month periods ended June 30, 1999 and 1998 were $1,882,709 and 1,688,703, respectively. Consolidated expenses increased $133,749 and $194,636 for the three and six month periods when comparing to prior year. The increase in expenses for the three month period is due to increases in real estate tax expense ($149,800), repairs and maintenance ($23,403), and professional services ($9,180). These increases were partially offset by decreases in interest expense ($13,712), cleaning expense ($4,547), parking lot-landscaping expense ($10,017), and other operating expenses ($21,306). The increase in real estate expense is due to the tax appeal fee payment at Countryside. The increased repairs and maintenance expenses are due to common area improvements made at NorthCreek Office Park. The decrease in interest expense can be attributed to increased principal payments from prior comparison period. The landscaping expense decrease is due to the reduction in contracted service at Countryside Executive Center. The decrease in other operating expenses is primarily due to a decrease in common area related and fire/crime prevention expenses. The increase of $194,636 for the six month period is due to increases in real estate tax expense ($134,789), repairs and maintenance ($39,418), professional services ($33,660), payroll ($10,523), insurance ($3,404), and other operating expenses ($33,697). These increases were partially offset by decreases in interest expense ($25,644), depreciation/amortization ($16,312), cleaning expense ($14,304), and landscaping ($6,702). The increase in real estate tax and repairs and maintenance, as well as the decreases in interest and landscaping have been addressed above in the three month comparisons. The increase in professional services can be attributed to an increase in partnership related professional services in the first quarter of 1999. The increase in payroll for the six month period is due to additional office personnel costs during 1st quarter 1999. The increase in other operating expenses for the six month period is due to significant increases in snow removal and vacancy related expense (primarily at Northeast Commerce Center).
The decrease in cleaning is due to the absence of monthly cleaning reimbursements to the former major tenant at Northeast Commerce Center.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations.

PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Exhibits

         See Exhibit Index on Page 15

     (b) Reports on Form 8-K

         On April 17, 2000, the Registrant filed a report on Form 8-K which reported an Item 4, Changes in Registrant's Certifying Accountant


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NOONEY INCOME FUND LTD. II, L.P.

Date:        August 14, 2000         By:   Nooney Income Investments Two, Inc.
      -----------------------------        General Partner



                                     By:  /s/ Gregory J. Nooney, Jr.
                                          ------------------------------------
                                          Gregory J. Nooney, Jr.
                                          Vice Chairman


                                     By:  /s/ Patricia A. Nooney
                                          ------------------------------------
                                          Patricia A. Nooney
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