Form 10-Q
period 2000-09-30
NOONEY INCOME FUND LTD II L P
filed 2000-11-14
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q
         (Mark One)
  X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the quarter period ended                   September 30, 2000
                               -------------------------------------------------

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

PART I
ITEM 1 - Financial Statements:
-----------------------------


                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                      Sept. 30,    December 31,
                                                         2000          1999
ASSETS:                                              (Unaudited)
                                                    ------------   ------------

     Cash and cash equivalents                      $  1,366,280   $  1,190,211
     Accounts receivable                                 256,553        257,599
     Prepaid expenses and deposits                        48,187         24,430
     Investment property, at cost:
         Land                                          2,618,857      2,618,857
         Buildings and Improvements                   14,310,259     13,997,112
                                                    ------------   ------------
                                                      16,929,116     16,615,969
         Less accumulated depreciation                (5,525,751)    (5,162,333)
                                                    ------------   ------------
                                                      11,403,365     11,453,636
     Investment property-held for sale                 2,842,363      2,860,890
                                                    ------------   ------------
                                                      14,245,728     14,314,526

     Prepaid and Deferred expenses - At
       amortized cost                                    341,654        321,834
                                                    ------------   ------------

                                                    $ 16,258,402   $ 16,108,600
                                                    ============   ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses          $     74,713   $    174,137
     Accrued real estate taxes                           368,668        485,507
     Refundable tenant deposits                          272,245        250,231
     Mortgage note payable                             6,784,962      6,871,246
                                                    ------------   ------------

                                                       7,500,588      7,781,121

Partners' Equity                                       8,757,814      8,327,479
                                                    ------------   ------------

                                                    $ 16,258,402   $ 16,108,600
                                                    ============   ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                Three Months Ended        Nine Months Ended
                                              Sept.30,      Sept.30,    Sept.30,     Sept.30,
                                                2000          1999        2000         1999
                                             -----------  ------------ -----------  -----------

REVENUES:
     Rental and other income                 $   975,238  $   916,320  $ 3,025,010  $ 2,701,846
     Interest                                        697            0        3,145            0
                                             -----------  -----------  -----------  -----------

                                                 975,935      916,320    3,028,155    2,701,846
EXPENSES:
     Interest expense                            158,842      141,000      459,788      409,883
     Depreciation and amortization               209,353      186,863      610,961      549,293
     Real estate taxes                           131,495      120,291      389,232      551,738
     Property management fees paid to
         American Spectrum Midwest                57,646       53,838      179,802      160,079
     Reimbursement to American Spectrum
         Midwest for partnership management
         services and indirect expenses           10,000       10,000       30,000       30,000
     Repairs and maintenance                      51,344       49,043      152,143      199,093
     Professional services                        60,698       86,134      121,095      164,621
     Utilities                                    39,760       44,517      127,363      117,284
     Payroll                                      37,359       29,949      102,407       87,193
     Cleaning                                     38,970       36,051      113,964      104,231
     Insurance                                    18,644       13,509       49,067       50,958
     Landscaping expenses                         13,894       34,360       55,128       74,692
     Other operating expenses                     66,875       46,088      206,870      235,287
                                             -----------  -----------  -----------  -----------

                                                 894,880      851,643    2,597,820    2,734,352
                                             -----------  -----------  -----------  -----------

NET INCOME (LOSS)                            $    81,055  $    64,677  $   430,335  $   (32,506)
                                             ===========  ===========  ===========  ===========
NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                        $      4.17  $      3.33  $     22.16  $     (1.67)
                                             ===========  ===========  ===========  ===========

PARTNERS' EQUITY:
     Beginning of Period                     $ 8,676,759  $ 8,165,360  $ 8,327,479  $ 8,262,543
     Net Income (Loss)                            81,055       64,677      430,335      (32,506)
                                             -----------  -----------  -----------  -----------
     End of Period                           $ 8,757,814  $ 8,230,037  $ 8,757,814  $ 8,230,037
                                             ===========  ===========  ===========  ===========




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------


                                                          Nine Months Ended
                                                        Sept.30,      Sept.30,
                                                          2000          1999
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                $   430,335   $   (32,506)
     Adjustments to reconcile net income  (loss) to
         net cash provided by operating activities:
             Depreciation and amortization                610,961       549,293

     Changes in assets and liabilities:
         Decrease in accounts receivable                    1,046         3,819
         Increase in prepaid expenses and deposits        (23,757)      (29,276)
         Increase in deferred assets                     (101,250)     (114,585)
         (Decrease) Increase in accounts payable          (99,424)       11,408
         (Decrease) Increase in accrued real
           estate taxes                                  (116,839)       17,942
         Increase in refundable tenant deposits            22,014        33,319
                                                      -----------   -----------

             Total Adjustments                            292,751       471,920
                                                      -----------   -----------

             Net cash provided by operating
               activities                                 723,086       439,414
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to investment property                    (460,733)     (424,667)
                                                      -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
     Payments on mortgage notes payable                   (86,284)      (86,283)
                                                      -----------   -----------

         Net cash used in financing activities            (86,284)      (86,283)
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND                       176,069       (71,536)
          CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of period          1,190,211     1,249,605
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 1,366,280   $ 1,178,069
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for
  interest                                            $   459,788   $   409,883
                                                      ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             -------------------------------------------------------


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2000 and for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest (formerly Nooney, Inc.), a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and nine months ended September 30, 2000 and 1999 was computed based on 19,221 units, the number of units outstanding during the periods.

NOTE E:

CGS is continuing the process of developing a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquiror which would be listed on a national securities exchange or the NASDAQ national market system. The transaction is subject to the approval of the limited partners of the Registrant and portions of the other partnerships. The Registrant has filed a Registration Statement on Form S-4 relating to the solicitation of consents with the Security and Exchange Commission.

NOTE F:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same.

NOTE G:

The partnership has five reportable operating segments: Leawood Fountain Plaza, Tower Industrial, Countryside Office Park, Northeast Commerce Center, and NorthCreek Office Park. The Partnership's management evaluates performance of each segment based on profit or loss from operations, including the allocation of property write downs, amortization of straight line base rent, general and administrative expenses, unusual and extraordinary items, and interest.

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                   2000        1999         2000         1999
                                   ----        ----         ----         ----
Revenues:
  Leawood Fountain Plaza (24%) $   87,018  $   82,516  $   257,690  $   251,201
  Tower Industrial                 53,941      51,421      159,695      152,322
  Countryside Office Park         355,416     288,900    1,157,253      826,502
  Northeast Commerce Center       103,814     108,512      321,861      328,749
  NorthCreek Office Park          366,328     366,013    1,105,944    1,107,888
                               ----------  ----------  -----------  -----------
                                  966,517     897,362    3,002,443    2,666,662
                               ==========  ==========  ===========  ===========

Operating Profit (Loss):
  Leawood Fountain Plaza (24%) $   24,297  $    7,103  $    65,112  $    35,200
  Tower Industrial                 24,109      22,833       67,699       69,231
  Countryside Office Park          88,536      38,247      345,083      (74,905)
  Northeast Commerce Center       (71,992)    (51,714)    (158,455)    (202,159)
  NorthCreek Office Park           42,220      81,887      193,190      183,441
                               ----------  ----------  -----------  -----------
                                  107,170      98,356      512,629       10,808
                               ==========  ==========  ===========  ===========

Capital Expenditures:
  Leawood Fountain Plaza (24%) $    2,484  $   11,149  $    35,846  $    17,709
  Tower Industrial                      0      41,850            0      192,748
  Countryside Office Park          24,443      75,321       68,111      129,793
  Northeast Commerce Center       263,988           0      281,966       47,725
  NorthCreek Office Park           22,803       3,985       74,810       36,692
                               ----------  ----------  -----------  -----------
                                  313,718     132,305      460,733      424,667
                               ==========  ==========  ===========  ===========

Depreciation and Amortization:
  Leawood Fountain Plaza (24%) $   15,602  $   24,628  $    45,802  $    71,382
  Tower Industrial                 10,286      11,905       33,148       33,155
  Countryside Office Park          44,749      33,142      130,676       95,831
  Northeast Commerce Center        60,385      65,966      166,881      194,127
  NorthCreek Office Park           78,331      89,652      234,454      269,967
                               ----------  ----------     --------  -----------
                                  209,353     225,293      610,961      664,462
                               ==========  ==========     ========  ===========

Assets:
  As of:                           September 30, 2000         December 31, 1999
                                   ------------------         -----------------

  Leawood Fountain Plaza (24%)            $   990,261               $   946,803
  Tower Industrial                          1,008,497                   985,935
  Countryside Office Park                   3,175,104                 3,126,218
  Northeast Commerce Center                 3,737,543                 3,512,653
  NorthCreek Office Park                    6,317,691                 6,410,529
                                            ---------                 ---------
                                           15,229,096                14,982,138
                                           ==========                ==========


Reconciliation of segment data to the Partnership's consolidated data follow:

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                 2000         1999         2000          1999
                                 ----         ----         ----          ----
Revenues:
  Segments                   $   966,517  $   897,362  $ 3,002,443  $ 2,666,662
  Corporate and other              9,418       18,958       25,712       35,184
                             -----------  -----------  -----------  -----------
                                 975,935      916,320    3,028,155    2,701,846
                             ===========  ===========  ===========  ===========


Operating Profit:
  Segments                   $   107,170  $    98,356  $   512,629  $    10,808
  Corporate and other income       9,418       18,958       25,712       34,884
  General and admin expenses     (35,533)      52,637     (108,006)      78,198
                             -----------  -----------  -----------  -----------
                                  81,055       64,677      430,335      (32,506)
                             ===========  ===========  ===========  ===========


Depreciation and Amortization
  Segments                   $   209,353  $   225,293  $   610,961  $   664,462
  Corporate and other                  0      (38,430)           0     (115,169)
                             -----------  -----------  -----------  -----------
                                 209,353      186,863      610,961      549,293
                             ===========  ===========  ===========  ===========


Assets:
  As of:                           September 30, 2000         December 31, 1999
                                   ------------------         -----------------

  Segments                                $15,229,096               $14,982,138
  Corporate and other                       1,029,306                 1,126,462
                                          -----------            --------------
                                           16,258,402                16,108,600
                                           ==========                ==========

NOTE H:

In December 1999, the SEC (Security and Exchange Commission) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Registrant will adopt the accounting provisions of SAB 101 in the fourth quarter of 2000. Management believes that the implementation of SAB 101 will not have a significant effect on the Registrant's financial condition or results of operations.

NOTE I:

The partnership stopped making distributions in 1999 although it had cash available for distribution. The cash was retained in anticipation of the consolidation transaction or liquidation of the fund as discussed in Note E.



ITEM 7:  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of September 30, 2000 is $1,366,280 an increase of $176,069 when compared to the year end December 31, 1999. During the nine month period ending September 30, 2000, net cash provided by operating activities was $723,086. Cash was used for capital and tenant improvements in the amount of $460,733 and payment on mortgage notes payable in the amount of $86,284. Based on the current cash balances and the properties' ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 2000. These anticipated capital expenditures by property are as follows:
                                              Other        Leasing
                                              Capital      Capital       Total
                                              -------      -------       -----

NorthCreek Office Park                        $ 44,000     $ 37,924     $ 81,924
Tower Industrial Building                            0            0            0
Northeast Commerce Center                            0      169,557      169,557
Countryside Office Park                          6,305            0        6,305
Leawood Fountain Plaza (24%)                         0       24,901       24,901
                                              --------     --------     --------

                                              $ 50,305     $232,382     $282,687
                                              ========     ========     ========

Leasing capital at the Registrant's properties include funds for tenant alterations and lease commissions for new and renewal leases. Other capital at NorthCreek Office Park is for parking lot resurfacing and at Countryside Office Park, other capital is reserved for the replacement of common area ceiling tiles. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

As previously disclosed, the Registrant felt that the market conditions existed whereby Countryside Office Park should be sold. Management has increased the occupancy level to 93% at September 30, 2000 from 85% at September 30, 1999. The Registrant is still evaluating the sale and other options regarding the property based on the increased occupancy level and the improving market conditions in the surrounding areas.

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

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended September 30, 2000 and 1999 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                 Tower     Northeast  Countryside    Leawood
                  NorthCreek   Industrial   Commerce    Office       Fountain
                  Office Park   Building     Center      Park       Plaza (24%)
                  -----------   --------     ------     ------      -----------

2000
----
Revenues           $ 366,328   $  53,941   $ 103,814  $ 355,416     $  87,018
Expenses             324,108      29,832     175,806    266,880        62,721
                   ---------   ---------   ---------  ---------     ---------

Net Income (Loss)  $  42,220   $  24,109   $ (71,992) $ (88,536)    $  24,297
                   =========   =========   =========  =========     =========


1999
----
Revenues           $ 366,013   $  51,421   $ 108,512  $ 288,900     $  82,516
Expenses             284,126      28,588     160,226    250,653        75,413
                   ---------   ---------   ---------  ---------     ---------

Net Income (Loss)  $  81,887   $  22,833   $ (51,714) $  38,247     $   7,103
                   =========   =========   =========  =========     =========

At NorthCreek Office Park net income for the three month period ended September 30, 2000 was $42,220 compared to net income of $81,887 in 1999. Revenues remained consistent with only a $315 increase when comparing the two periods. Expenses increased $39,982 when comparing the two quarters. This increase can primarily be attributed to increases in interest expense ($9,813), bad debt expense ($10,001), repairs and maintenance related expenses ($11,168), utilities ($3,041), professional services ($11,589), and vacancy related expenses ($2,422). These increases were partially offset by a decrease in depreciation and amortization expense ($11,321). The increased interest expense is attributed to the higher prime interest rate than that of prior year. The increase in bad debt expense is due to a reserve set up for accounts receivable balances 90 days and over in 2000 only. The increase in professional services can be attributed to zoning and survey fees ($13,642) incurred in the third quarter of 2000 and not in prior year. The decrease in depreciation and amortization is primarily due to a property level entry posted in 2000 only to record contra- depreciation for a previously recorded valuation allowance. Repairs and maintenance related expenses increased due to additional air-conditioning maintenance and repair services necessary in 2000.

Operating results at Tower Industrial Building remained relatively stable when comparing the three month periods ended September 30, 2000 and September 30, 1999. The increase in net income of $1,276, when comparing the two periods, is primarily due to an increase in revenues ($2,520), partially offset by an increase in expenses ($1,244). The increase in revenues is attributable to increased base rental rates and the increased expenses is due to an increase in the annual real estate tax.

At Northeast Commerce Center the net loss for the three month period ended September 30, 2000 was $(71,992) compared to the net loss of $(51,714) in 1999. Revenues were $103,814 and $108,512 for the three month periods ended September 30, 2000 and 1999, respectively. The decrease in revenues of $4,698 can be attributed to a decrease in escalation revenue based on reimbursable expenses. Expenses increased $15,580 when comparing the two three-month periods. This increase in expenses can primarily be attributed to increases in interest expense ($4,996) and legal fees ($15,802), partially offset by a decrease in depreciation and amortization expense ($5,581). The additional legal fees incurred in 2000 can be attributable to new and renewal lease structuring.

At Countryside Office Park net income for the three month period ended September 30, 2000 was $88,536 compared to the net income of $38,247 in 1999. Revenues increased $66,516 when comparing the two periods. The increase in revenue is attributable to an increase in base rental revenue ($63,188) due to an 8% increase in the occupancy level and increased rental rates when compared to same period last year. Expenses increased $16,227 when comparing the periods. This increase in expenses can be attributed to increases in interest expense ($3,033), amortization expense ($11,607), bad debt expense ($5,397), and real estate tax expense ($10,228), partially offset by decreases in repairs and maintenance related expenses ($5,676) and utilities ($8,434). The increased amortization expense can be attributed to the tenant improvements incurred due to increasing occupancy since that of prior year. The increase in real estate tax is due to a higher annual real estate tax amount due in 2000. The decrease in utilities is primarily due to electric expense, which is directly related to the increase in occupancy.

At Leawood Fountain Plaza, net income for the three month periods ended September 30, 2000 and 1999 was $24,297 and $7,103, respectively, resulting in an increase of $17,194. Revenues increased $4,502 when comparing the two periods due primarily to an increase in escalation revenue and interest income. Expenses decreased $12,692 due primarily to decreases in depreciation and amortization ($9,026), landscaping expense ($1,671), and contract cleaning services ($1,632).

The occupancy levels at September 30 are as follows:

                                       Occupancy Levels at September 30,
                                       ---------------------------------
PROPERTY                          2000               1999               1998
--------                          ----               ----               ----

NorthCreek Office Park             96%                99%                96%
Tower Industrial Building         100%               100%               100%
Northeast Commerce Center          65%                60%                94%
Countryside Office Park            93%                85%                75%
Leawood Fountain Plaza (24%)       89%                98%                95%

At NorthCreek Office Park occupancy remained consistent at 96% during the quarter. Leasing activity consisted of three new tenants signing leases for 3,699 square feet, one tenant signing a renewal lease who occupies 1,900 square feet, and two tenants vacating 3,065 square feet. The Office Park has one major tenant with two leases that comprise approximately 26% and 7% of the available space. These two leases expire December 2003.

The Tower Industrial Building is leased to a single tenant whose lease expires on December 31, 2001.

At Northeast Commerce Center, occupancy remained consistent at 65% during the quarter. There was no leasing activity during the third quarter. The property has three major tenants who occupy 23%, 11% and 16% of the available space with leases that expire September 2003, December 2006, and August 2005, respectively. The Registrant is working with a Cincinnati brokerage firm to handle the leasing of the remaining space at the property.

Occupancy at Countryside Office Park increased from 91% to 93% during the third quarter 2000. Leasing activity during the quarter consisted of the Registrant signing two new leases totaling 2,161 square feet, and one tenant vacating 937 square feet. The property has two major tenants who occupy 14% and 13% of the available space with leases which expire February 2005 and August 2002, respectively.

During the third quarter of 2000 occupancy at Leawood Fountain Plaza decreased 9%, to 89% during the quarter. Leasing activity consisted of one new tenant signing a lease for 1,654 square feet, the Registrant renewing three leases for 4,926 square feet, and five tenants vacating the property with square footage totaling 9,526 square feet. The property has two major tenants occupying 14% and 10% of the available space on leases which expire in October 2001 and July 2004, respectively.

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

Results of Consolidated Operations 2000
---------------------------------------

For the three-month periods ended September 30, 2000 and 1999, consolidated revenues were $975,935 and $916,320, respectively. Consolidated revenues increased $59,615 when comparing the periods, primarily due to increases in base in base rental revenue at Countryside Office Park, as mentioned in the property comparisons. For the nine-month periods ended September 30, 2000 and 1999, consolidated revenues were $3,028,155 and $2,701,846, respectively. This increase of $326,309 is due primarily to increases in base rental revenue ($213,254) and real estate tax reimbursement revenue ($105,522). The increase in base rental revenue can be attributed to higher occupancy levels and rental rates at three of the Registrant's properties. The increase in real estate tax revenue is due to amounts recaptured from tenants at Countryside Office Park for the appeal fees paid in 1999.

Consolidated expenses for the three-month periods ended September 30, 2000 and 1999 were $894,880 and $851,643 respectively. The increase of $43,237 can primarily be attributed to increases in interest expense ($17,842), depreciation and amortization expense ($22,490), real estate tax expense ($11,204), management fees ($3,808), repairs and maintenance related expenses ($2,301), payroll expense ($7,410), cleaning expense ($2,919), insurance ($5,135), and various other operating expenses ($20,787). These increases were partially offset by decreases in professional services ($25,436), utility expense ($4,757), and landscaping expense ($20,466). The increased interest expense is a direct result of the higher interest rates for the third quarter 2000. The overall increase in depreciation and amortization is due to additional assets added since the prior year reporting period. The increase in real estate tax expense is primarily due to the additional annual tax at Countryside, as addressed in the property comparisons. The increase in other operating expense is primarily due to the recording of an allowance for all accounts receivable balances 90 days and over in the third quarter 2000 at the Registrant's properties. The decrease in professional services is primarily due to property appraisals performed in 1999 only. The decrease reflected in landscaping expense is due to less exterior improvement costs incurred in 2000. Consolidated expenses for the nine-month periods ended September 30, 2000 and 1999 were $2,597,820 and $2,734,352, respectively. The decrease of $136,532 can be to decreases in real estate tax expense ($162,506), repairs and maintenance related expenses ($46,950), professional services ($43,526), insurance ($1,891), landscaping expense ($19,564), and various other operating expenses ($28,417), partially offset by increases in interest expense ($49,905), depreciation and amortization ($61,668), management fees ($19,723), utility expenses ($10,079), payroll expense ($15,214), and cleaning expense ($9,733). The decrease in real estate tax expense is due to appeal fees paid for Countryside Office Park in 1999 only (that cost was partially passed along to the tenants and contributes to the increase in real estate tax revenue, as mentioned previously. The decrease in repairs and maintenance expense is primarily due to a lower amount of electrical repairs and upgrades, as well as general building repairs at Countryside Office Park and NorthCreek Office Park. The decrease in professional services and landscaping, as well as the increase in interest expense and depreciation and amortization have been previously addressed above in the three-month consolidated comparisons. The decrease in other operating expense is primarily due to a higher year-to-date bad debt expense balance than prior year.

Results of Consolidated Operations 1999
---------------------------------------

For the three month periods ended September 30, 1999 and 1998, consolidated revenues were $916,320 and $892,677, respectively. Consolidated revenues increased $23,643 when comparing the periods. This increase in revenues is primarily due to an increase in escalation revenue ($12,240), miscellaneous revenues ($2,578), and a decrease in the amount of receivables written off to bad debt expense once considered uncollectible in 1999 ($19,409). These positive income results were partially offset by a decrease in base rental revenue ($11,264). The decrease in base rental revenues is primarily due to the lower occupancy levels and related revenues at Northeast Commerce Center. All of the other Registrant's properties reflected positive base rental revenue results for the three month period ending September 30, 1999. For the nine month period ended September 30, 1999 and 1998, consolidated revenues were $2,701,846 and $2,667,034, respectively. Consolidated revenues for the nine month period increased $34,812 when compared to prior year. This increase in revenues is primarily due to increases in escalation ($55,526) at the Registrant's properties, in addition to a prior year tax refund for Countryside Office Park received during second quarter 1999 ($19,545). These increases in income were partially offset by a decrease in base rental revenue ($32,689) at Northeast Commerce Center, as mentioned above, and an increase in uncollectible charges written off to bad debt ($19,705). The increase in escalation revenue can be attributed to higher reimbursable expenses.

Consolidated expenses for the three month periods ended September 30, 1999 and 1998 were $851,643 and $851,429, respectively. Although overall expenses reflect only a $214 increase, the following fluctuations should be noted: increases in professional services ($59,064), utilities ($2,367), payroll ($3,359), landscaping ($11,333), and other operating expenses ($14,031), were partially offset by decreases in interest ($8,553), depreciation and amortization ($2,552), real estate tax expense ($30,804), repairs and maintenance related expenses ($40,081), cleaning ($4,820), and insurance ($3,798). Professional services increased for the three month period due to appraisals performed at all of the Registrant's properties and partnership legal fees. The increase in landscaping can be attributed to exterior improvements at Countryside Office Park. The increase in other operating expenses is primarily due to the common area improvements at Countryside. The decrease in real estate tax expense is primarily due to the lower annual tax at Countryside. The lower repairs and maintenance related expenses are as a result of decreased heating, ventilation, and air-conditioning repairs and replacements at both Northeast Commerce Center and Countryside Office Park. Consolidated expenses for the nine month period ended September 30, 1999 and 1998 were $2,734,352 and $2,539,500, respectively. Consolidated expenses increased $194,852 when comparing the nine month periods due to increases in real estate tax expense ($93,155), management fees ($2,250), professional services ($92,724), utilities ($2,892), payroll ($13,881), landscaping ($4,630), and other operating expenses ($59,030). These increases were partially offset by decreases in interest ($34,196), depreciation and amortization ($18,866), and cleaning expense ($19,590). The increase in real estate tax expense can be attributed to a tax appeal fee payment at Countryside Office Park in second quarter 1999 resulting in previously addressed tax savings. The increase in payroll can primarily be attributed to additional temporary office staff during first and second quarter 1999 at Countryside Office Park and NorthCreek Office Park. The increase in other operating expenses can primarily be attributed to increases in snow removal at the Registrant's properties and vacancy expenses at Northeast Commerce Center. The decrease in interest expenses is due to declining principal balances and outstanding debt. The decrease in depreciation and amortization can be attributed to fully depreciated and amortized assets. The cleaning expense decrease is due to the lower occupancy level at Northeast Commerce Center. The increase in professional fees has been addressed above in the three month period comparisons.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits

              See Exhibit Index

     (b) Reports on Form 8-K

              None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NOONEY INCOME FUND LTD. II, L.P.

Dated: November 14, 2000         By:      Nooney Income Investments Two, Inc.
      ------------------                  General Partner

                                 By: /s/ Gregory J. Nooney, Jr.
                                 ----------------------------------------
                                         Gregory J. Nooney, Jr.
                                         Vice Chairman

                                 By: /s/ Patricia A. Nooney
                                 -----------------------------------------
                                         Patricia A. Nooney
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