Form 10-K405/A
period 2000-12-31
NOONEY INCOME FUND LTD II L P
filed 2001-04-02
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-K

(Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 2000
                          -----------------------------------------------------

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

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                          -----      -----

 X Indicate by check mark if disclosure of delinquent filers pursuant to Item --- 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 2001, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $19,221,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units issued and outstanding on February 1, 2001, excluding the number of units beneficially owned by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of the General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any other purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

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

The real estate investment market began to improve in 1994, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds from the sale or financing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements to, or the payment of indebtedness with respect to existing properties, the payment of other expenses or the establishment of reserves. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - for a discussion of possible sales of properties.)

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

The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment properties are provided by American Spectrum Midwest, an affiliate of the corporate General Partner.

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

The Registrant's participation in this plan will require the consent of its limited partners. A registration statement has been filed with the Securities and Exchange Commission with respect to this plan. The plan and the benefits and risks thereof will be described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it is declared effective by the Securities and Exchange Commission. Following effectiveness, solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners. There can be no assurances that the plan described above will be consummated.

ITEM 2:  PROPERTIES
-------------------

On February 20, 1985, the Registrant acquired a 24% interest as a tenant in common in Leawood Fountain Plaza, a three building office complex in Leawood, Kansas. Constructed in two phases in 1982 and 1983, the buildings contain approximately 30,000, 29,000 and 26,000 net rentable square feet respectively, or an aggregate of approximately 86,000 net rentable square feet of office space. The buildings are located on a 7.9 acre site which provides paved parking for 403 cars. The purchase price of the complex was $9,626,576, of which $2,310,379 was paid by the Registrant for its 24% interest. The remaining 76% interest was purchased by Nooney Income Fund Ltd., L.P., an affiliate of the Registrant, as the other tenant in common. All costs and revenues attributable to the operation of the complex are shared by the Registrant and Nooney Income Fund Ltd., L.P. in proportion to their respective percentage interests. The complex was 89% leased by 35 tenants at December 31, 2000. (See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

On March 20, 1986, the Registrant acquired the Tower Industrial Building, an office warehouse located at 750-760 Tower Road in Mundelein, Illinois, a suburb of Chicago. The purchase price of the building was $1,235,820. The one-story concrete block building contains approximately 42,000 net rentable square feet and is situated on a 3 acre site which provides parking for 140 cars. The building is currently 100% leased by Baxter International Inc. (Dade Behring).

On December 16, 1986, the Registrant acquired a 50% interest as a tenant in common in Countryside Executive Center, a single story office building located at 1210-1270 W. Northwest Highway in Palatine, Illinois, a suburb of Chicago. The building contains approximately 91,000 net rentable square feet and is situated on an 8.6 acre site which provides parking spaces for 467 cars, some of which spaces are shared with adjoining properties pursuant to a mutual easement agreement which also provides for the sharing of certain expenses. The total purchase price of the building was $9,853,660, of which $4,926,830 was paid by the Registrant for its 50% interest. The remaining 50% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in Countryside Executive Center for $1,250,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the building were shared by the Registrant and a subsidiary of the mortgage lender in proportion to their respective percentage interests. Effective October 1998, the property was renamed Countryside Office Park. The building was 93% leased by 32 tenants at December 31, 2000. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

On December 29, 1986, the Registrant acquired a 45% interest as a tenant in common in Wards Corner Business Center A & B, a two building office/warehouse/showroom facility located at 420-422 Wards Corner Road in Loveland, Ohio, a suburb of Cincinnati. Effective January 1, 1996, the property known as Wards Corner was renamed Northeast Commerce Center. The two single-story buildings contain 50,000 net rentable square feet each, or an aggregate of approximately 100,000 net rentable square feet. The buildings are situated on a 7.5 acre site which provides parking for 278 cars. The total purchase price of the buildings was $6,630,395, of which $2,983,678 was paid by the Registrant for its 45% interest. The remaining 55% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in Northeast Commerce Center for $1,980,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the buildings were shared by the Registrant and a subsidiary of the mortgage lender in proportion to their respective percentage interests. The buildings were 76% leased by 6 tenants at December 31, 2000. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

On December 29, 1986, the Registrant acquired a 45% interest as a tenant in common in NorthCreek Office Park, a three building office complex located at 8220, 8240 and 8260 NorthCreek Drive in Cincinnati, Ohio. Constructed in phases in 1984 and 1986, the three-story buildings contain 20,000, 24,000 and 48,000 net rentable square feet respectively, or an aggregate of approximately 92,000 net rentable square feet. The buildings are located on a 8.4 acre site which provides paved parking for 366 cars. The purchase price of the complex was $11,063,260, of which approximately $4,978,467 was paid by the Registrant for its 45% interest. The remaining 55% interest was purchased by Nooney Income Fund Ltd. III, L.P., an affiliate of the Registrant, and during 1993 was transferred to a subsidiary of the mortgage lender. As of December 29, 1995, the Registrant acquired the mortgage lender's interest in NorthCreek Office Park for $3,960,000. Prior to December 29, 1995, all costs and revenues attributable to the operation of the complex were shared by the Registrant and a subsidiary of the mortgage lender in proportion to their respective percentage interests. The complex was 91% leased by 30 tenants at December 31, 2000. (See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

Reference is made to Note 6 of Notes to Financial Statements for a description of revenues derived from major tenants.

Reference is made to Note 3 of Notes to Financial  Statements  filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of December 31, 2000, relating to the properties owned by the Registrant.

                                                        AVERAGE
                                                        ANNUALIZED
                                       TOTAL            EFFECTIVE                         PRINCIPAL TENANTS
                           SQUARE      ANNUALIZED       BASE RENT PER        PERCENT      OVER 10% OF PROPERTY          LEASE
PROPERTY                   FEET        BASE RENT*       SQUARE FOOT          LEASED       SQUARE FOOTAGE                EXPIRATION
--------                   ------      ----------       -------------        -------      --------------------          ----------
Tower Industrial            42,000     $  168,480          $ 4.01             100%        Baxter International Inc.        2001
Building                                                                                  (100%)

Leawood Fountain Plaza      86,000     $1,348,759          $17.62              89%        Midwest Mechanical (14%)         2001
                                                                                          Family Medical Care of
                                                                                          Kansas City (11%)                2004

Northeast Commerce Center  100,000     $  391,351          $ 5.15              76%        Interactive Industries (11%)     2006
                                                                                          Senco Products (16%)             2005
                                                                                          Hill Top Research (23%)          2003
                                                                                          Cincinnati Medical Billing
                                                                                          (11%)                            2006

Countryside Office Park     91,975     $1,412,234          $16.51              93%        Tactical Business Services       2002
                                                                                          (13%)
                                                                                          Dietzgen Corporation (14%)       2005

NorthCreek Office Park      92,053     $1,250,630          $14.93              91%        Cincinnati Group Health          2003
                                                                                          Associates (33%)

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

                                      NONE

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of February 1, 2001 there were 1,206 record holders of units of Limited Partnership Interests in the Registrant. There is no public market for the Interest and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 1999 or fiscal 2000. The partnership stopped making distributions in 1999 although it had cash available for distribution. The cash was retained in anticipation of a consolidation transaction or liquidation of the fund.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

                                                                            Year Ended December 31
                                                        ---------------------------------------------------------------
                                                            2000         1999        1998         1997         1996
                                                        -----------  -----------  -----------  -----------  -----------

                                                           (Not covered by report of independent public accountants)

Rental and other income                                 $ 4,065,884  $ 3,723,962  $ 3,680,649  $ 3,355,159  $ 3,502,080
Net income                                                  499,510       64,936      364,096       63,587       83,571
Data per limited partnership unit:
   Net income                                                 25.73         3.34        17.83         2.66         3.69
   Cash distributions - investment income                      --           --          17.83         2.66         3.69
   Cash distributions - return of capital                      --           --           0.92         9.84         8.81
Weighted average limited partnership units outstanding       19,221       19,221       19,221       19,221       19,221
At year-end:
   Total assets                                          16,496,843   16,108,600   16,129,995   16,563,704   16,473,106
   Investment property, net                              14,214,502   14,314,526   14,372,757   14,744,540   14,709,098
   Mortgage note payable                                  6,756,201    6,871,246    6,995,876    7,096,532    7,190,000
   Partners' equity                                       8,826,989    8,327,479    8,262,543    8,280,887    8,472,267



See Item 7: Management's Discussion and Analysis for discussion of comparability of items.

ITEM: 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources
-------------------------------

Cash on hand as of December 31, 2000 was $1,667,825, an increase of $477,614 from the year ended December 31, 1999. The Registrant expects the capital expenditures during 2001 will be adequately funded by current cash reserves and the properties' operating cash flow. The anticipated capital expenditures are as follows:

                                              Other     Leasing
                                             Capital    Capital       Total
                                             -------    -------       -----

    NorthCreek Office Park                  $ 26,500    $115,104    $141,604
    Tower Industrial Building                      0           0           0
    Northeast Commerce Center                 44,830     577,860     622,690
    Countryside Office Park                   83,794      37,056     120,850
    Leawood Fountain Plaza (24%)               9,048      62,207      71,255
                                            --------    --------    --------
                                            $164,172    $792,227    $956,399
                                            ========    ========    ========

At NorthCreek Office Park, other capital has been budgeted for exterior building painting. Leasing capital is anticipated for tenant improvements and lease commissions for new and renewal tenants.

At Northeast Commerce Center, other capital has been budgeted for parking lot overlay and striping, as well as the repainting of suite entrances. Leasing capital has been budgeted for tenant improvements and lease commissions for new tenants anticipated during the year 2001.

At Countryside Office Park, other capital has been budgeted for roof tear-offs and repairs, replacement of entryway flooring, and the replacement of two HVAC units. Leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants.

At Leawood Fountain Plaza, other capital has been budgeted for skylight replacement, concrete curb and sidewalk replacement, and the replacement of exterior window frames. Leasing capital has been budgeted for tenant improvements and lease commissions for new and renewal tenants.

The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

As previously disclosed, the Registrant felt that the market conditions existed whereby Countryside Office Park should be sold. Management has maintained the occupancy level at 91% at December 31, 2000, from 90% at year-end 1999. The Registrant, in the year 2001, is evaluating sale and other options regarding the property due to the increased occupancy level and improved market conditions in the surrounding area(s).

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of mortgage debt as it matures.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the years ended December 31, 2000, 1999 and 1998 are detailed in the schedule below. Expenses of the Registrant are excluded.

                   NorthCreek      Tower    Northeast  Countryside     Leawood
                   Office Park  Industrial  Commerce   Office Park    Fountain
                      (100%)      (100%)     (100%)       (100%)     Plaza (24%)
                   -----------  ----------  ---------  -----------   -----------
2000
----

Revenues           $1,445,349  $  222,868  $  456,538   $1,545,315   $  354,319
Expenses            1,231,053     127,480     656,062    1,135,514      295,879
                   ----------  ----------  ----------   ----------   ----------

Net Income (Loss)  $  214,296  $   95,388  $ (199,524)  $  409,801   $   58,440

1999
----

Revenues           $1,509,059  $  203,106  $  409,739   $1,220,581   $  359,778
Expenses            1,165,131     118,441     623,696    1,231,047      267,597
                   ----------  ----------  ----------   ----------   ----------

Net Income (Loss)  $  343,928  $   84,665  $ (213,957)  $  (10,466)  $   92,181

1998
----

Revenues           $1,377,291  $  202,221  $  692,068   $1,025,373   $  307,888
Expenses            1,199,133     108,696     723,378      988,862      264,297
                   ----------  ----------  ----------   ----------   ----------

Net Income (Loss)  $  178,158  $   93,525  $  (31,310)  $   36,511   $   43,591

2000 Property Comparisons

At NorthCreek Office Park, revenues decreased $63,710 when comparing 2000 to 1999. The decrease in revenue is due to decreases in tenant derived revenues directly related to the decreased occupancy level than that reflected in prior year. Expenses increased $65,922 when comparing the two year-end periods, primarily due to increases in interest expense ($34,978), and professional fees ($31,273). The increase in interest expense can be attributed to the increased interest rates reflected in 2000. The increase in professional fees is due to the expense of zoning plans and survey fees for the property absorbed during 2000 only.

The revenues at Tower Industrial Building increased $19,762 when comparing the 2000 year-end results to that of 1999. This increase is primarily due to increases in base rental revenue ($7,004) and real estate tax reimbursement ($12,899). The increase in rent can be attributed to increased rental rates for the single tenant at the prperty than that of prior year. The increased tax revenue is directly related to an increase reflected in the annual real estate tax expense. Expenses increased $9,039 when comparing the two year-end periods. This is primarily due to an increase in real estate tax as previously mentioned.

Revenues at Northeast Commerce Center increased when comparing 2000 to 1999 by $46,799. This increase can be directly attributed to an increase in tenant derived revenues as a result of the 27% increase in the occupancy level than that of prior year. Expenses increased $32,366 when comparing the two year-end periods, primarily due to increases in utility expense ($3,259), management fees ($2,808), interest expense ($17,807), depreciation and amortization expense ($41,853), and legal fees ($14,667). These increases were partially offset by decreases in real estate tax expense ($15,454), and vacancy related expenses ($32,860). The increased interest expense can be attributed to the increased interest rate reflected in 2000. The increase in depreciation and amortization is due to the addition of capital and tenant leasehold assets. The increase in legal fees is due to legal costs incurred while obtaining new tenants. The decrease in real estate tax expense can be attributed to a reduction in the annual tax expense as a result of an appeal. The decrease in vacancy related expenses is due to the increased occupancy status of the property.

At Countryside Office Park, revenues increased $324,734 due to increases in base rental revenue ($214,247), escalation revenue ($24,270), real estate tax reimbursement revenue ($102,552), partially offset by a decrease in lease termination fees ($16,335). The increase in base rent and escalation revenue can be attributed to the higher occupancy level maintained throughout 2000 and higher rental rates. The increase in real estate tax reimbursement can be attributed to the reimbursement of significant appeal fees paid for the property to lower annual real estate tax for three years. The expense for these fees was reflected in 1999. Expenses at Countryside Office Park decreased ($95,533) when comparing year-end results for 2000 to the prior year, primarily due to decreases in real estate tax expense ($142,618), bad debt expense ($34,695), electrical repairs ($7,387), heating and air-conditioning repairs ($17,493), and general building maintenance repairs ($18,478). These decreased expenses were partially offset by increases in interest expense ($10,811), amortization expense ($49,074), cleaning and janitorial expense ($43,152), and management fees ($21,588). The decrease in real estate tax expense can be attributed to tax consulting fees paid in 1999 only, as previously addressed. The decrease in bad debt expense is due to tenant receivable experiences in 1999. The increase in interest expense can also be attributed to the higher interest rate reflected in 2000. The increase in amortization is due to the addition of tenant leasehold improvements and commissions in 2000. The increase in cleaning and janitorial expense can be attributed to a full-time cleaning day porter maintained throughout 2000. The increase in management fee expense is directly attributable to the increased revenues.

At Leawood Fountain Plaza, revenues remained relatively consistent with only a ($5,459) decrease when comparing 2000 year-end results to the prior year. The decrease in revenue can primarily be attributed to a decrease in escalation revenue. Expenses during 2000 increased $28,282 when compared to the prior year due to increases in real estate tax expense ($17,423) and bad debt expense ($23,349), partially offset by decreases in amortization expense ($8,615) and various other operating expenses ($3,875). The increase in real estate tax is directly attributable to the increase in annual tax due for the property. The increase in bad debt expense is due to a more conservative estimate in 2000 based on current risk indicators.

The Registrant has a first mortgage with a floating interest rate of 3/4% over the then published prime rate of the lender. The properties which are collateral for this loan are NorthCreek Office Park, Countryside Office Park and Northeast Commerce Center. The balance of the loan as of December 31, 2000 was $6,756,201. The interest rate at year end was 10.25%. The mortgage note agreement provides for a 3.25% interest rate on outstanding principal if a compensating balance is maintained during the immediately preceding month. During 2000 the Partnership decreased interest expense by approximately $75,000 from the compensating balance clause.

The occupancy levels at the Registrant's properties as of December 31, 2000, 1999 and 1998 are detailed in the schedule below.

                                          Occupancy rates at December 31,
                                       2000           1999             1998
                                       ------------------------------------

       NorthCreek Office Park            91%           100%             100%
       Tower Industrial                 100%           100%             100%
       Northeast Commerce Center         76%            49%              50%
       Countryside Executive Center      93%            90%              77%
       Leawood Fountain Plaza            89%            93%              87%

For the quarter ended December 31, 2000, occupancy at NorthCreek Office Park decreased to 91%. During the quarter, two tenants renewed leases for 3,492 square feet, and one tenant vacated 4,939 square feet. For the year, five tenants signed new leases for 5,131 square feet, six tenants renewed their leases for 12,928 square feet, and seven tenants vacated 12,198 square feet. NorthCreek Office Park has one major tenant which occupies space under two leases which, together, comprise 33% of the available space. These leases both expire in December 2003.

Tower Industrial Building is leased by a single tenant whose lease expires on December 31, 2001.

At Northeast Commerce Center, occupancy increased to 76% during the quarter. Leasing activity consisted of the Registrant signing one new lease for 11,000 square feet. For the year ended December 31, 2000 two new leases for 27,150 square feet were signed. Northeast Commerce Center has four major tenants which occupy 23%, 16%, and two which each occupy 11% of the space with lease expirations of 2003, 2005, and two in 2006, respectively. The Registrant is working closely with a Cincinnati brokerage firm to handle the leasing of the remaining vacant square feet.

Occupancy at Countryside Office Park remained consistent at 93% during the fourth quarter of 2000 and leasing activity consisted of two tenants signing new leases for 4,595 square feet, and two tenants vacating 4,463 square feet. During 2000, six tenants signed new leases for 12,612 square feet, two tenants renewed their leases for 2,283 square feet, and six tenants vacated 8,736 square feet. There are two major tenants at Countryside who occupy 14% and 13% of the available space with leases which expire in February 2005 and August 2002, respectively.

During the fourth quarter at Leawood Fountain Plaza, occupancy remained stable at 89%. There was no leasing activity during the quarter. During the year, the Registrant signed three new leases for 8,070 square feet, renewed six tenants' leases for 8,799 square feet, and six tenants vacated 11,295 square feet. The property has two major tenants, one who occupies 14% of the space with a lease which expires in October 2001 and the other major tenant occupies 11% of the space with a lease which expires in July 2004.

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

2000 Comparisons
----------------

For the year ended December 31, 2000, the Registrant's consolidated revenues were $4,070,550 compared to $3,728,017 for the year ended December 31, 1999. Revenues increased $342,533 when comparing the two years. The increase in revenue is primarily due to increases in overall revenues at Countryside Office Park, Tower Industrial, and Northeast Commerce Center.

For the year ended December 31, 2000, consolidated expenses were $3,571,040 compared to $3,663,081 for the year ended December 31, 1999. Thus, total expenses decreased $92,041. The decrease in expenses was a result of decreases in repairs and maintenance related expenses ($58,031), professional services ($25,191), and other operating expenses ($187,232). These decreases were partially offset by increases in interest expense ($63,596), depreciation and amortization expense ($70,472), real estate tax expense ($20,086), and management fees ($24,259). The decrease in repairs and maintenance can be attributed to decreases in electrical and heating/air-conditioning repairs at Countryside Office Park. The decrease in professional fees is due to legal fees incurred in connection with pending litigation regarding partner lists at the partnership level in 1999 only. The decrease in other operating expenses is primarily due to the decrease in tax consulting fees at Countryside Office Park ($159,230) and vacancy related expenses ($33,485). The increase in interest expense can be attributed to the higher interest rate reflected in 2000 for the debt secured by three of the Registrant's properties. The increase in amortization can be attributed to the addition of tenant improvements and lease commissions throughout 2000. The increase in management fees is due to the increased revenues reflected in 2000. Net income was $499,510 as compared to $64,936 for the prior year. Net cash provided by operating activities was $1,219,074 for the year ended December 31, 2000. The cash was used to provide capital improvements to the properties of $626,415, and decrease the outstanding balance of the mortgage loan by $115,045.

1999 Comparisons
----------------

For the year ended December 31, 1999, the Registrant's consolidated revenues were $3,728,017 compared to $3,680,649 for the year ended December 31, 1998. Revenues increased $47,368 when comparing the two years. This increase in revenue is primarily due to an increase in base rental revenues at Countryside Office Park and to increases in both base rental and escalation revenues at NorthCreek and Leawood Fountain Plaza. Positive revenue results from these properties were partially offset by a significant decrease in revenues at Northeast Commerce Center, due to the property being only 50% occupied throughout 1999.

For the year ended December 31, 1999, consolidated expenses were $3,663,081 as compared to $3,316,553 for the year ended 1998. Expenses increased $346,528 when comparing the two year-end periods. This increase was primarily due to increases in depreciation and amortization ($10,535), real estate tax expense ($9,600), repairs and maintenance related expenses ($107,812), and professional services ($244,968). These increased expenses were partially offset by a decrease in interest expenses ($30,046). The increase in professional services expense is primarily due to tax consulting fees paid by Countryside Office Park. The increase in repairs and maintenance is mainly due to increased snow removal and various maintenance costs at two of the Registrant's properties. Net income for the year ended 1999 was $64,936 as compared to $364,096 for the year ended 1998.

During 1999, net cash provided by operating activities was $684,206. This cash was used to provide capital improvements to the properties of $618,970, and principal payments on the mortgage loan were made in the amount of $124,630.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 2000, 1999 and 1998 and are not expected to materially affect the Registrant's operation in 2001.

Interest Rates
--------------

Interest rates on floating rate debt fluctuated throughout 2000. Future increases in the prime interest rate can adversely affect the operations of the Registrant.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at December 31, 2000. A review of the Registrant's other financial instruments and risk exposures at that date revealed that the Registrant had minor exposure to interest rate risk due to the floating rate first mortgage debt of $6,756,201. The Registrant utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Registrant's financial position, results of operations or cash flows.

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

During 2000, no cash distributions were paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners.

   Title             Name of                Amount and Nature of    Percentage
 of Class         Beneficial Owner          Beneficial Ownership     of Class
 --------         ----------------          --------------------    ----------

 Limited       CGS Real Estate Company           1121 Units            5.83%
Partnership
 Interests

CGS is located at 1800 E. Deere Street, Santa Ana, California  92705.

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

American Spectrum Midwest, the manager of the Registrant's properties, is a wholly-owned subsidiary of CGS Real Estate Company, an affiliate of the General Partner. American Spectrum Midwest is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 2000 the Registrant paid property management fees of $241,121 to American Spectrum Midwest and $40,000 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during the year ended December 31, 2000 in connection with various transactions.

(c)  Indebtedness of Management.

Not Applicable.

(d)  Transactions with promoters.

Not Applicable.

                                     PART IV
                                     -------


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

             1.  Financial Statements (filed herewith as Exhibit 99.3):

                 Report of Independent Public Accountants
                 Balance sheets
                 Statements of operations
                 Statements of partners' equity (deficit)
                 Statements of cash flows
                 Notes to financial statements

             2.  Financial Statement Schedules (filed herewith as Exhibit 99.3):

                 Schedule II - Valuation and Qualifying Accounts

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

                                         NOONEY INCOME FUND LTD. II, L.P.


Date:        March 30, 2001              Nooney Income Investments Two, Inc.
      -----------------------------      General Partner


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


Date:        March 30, 2001              By: /s/William J. Carden
     ------------------------------          ---------------------------
                                             William J. Carden
                                             Chairman of the Board and
                                             Chief Executive Officer

Date:        March 30, 2001              By: /s/Gregory J. Nooney, Jr.
     ------------------------------          ---------------------------
                                             Gregory J. Nooney, Jr.
                                             Director

Date:        March 30, 2001              By: /s/Thomas N. Thurber
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