Form 10-Q
period 2001-03-31
NOONEY INCOME FUND LTD II L P
filed 2001-05-15
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q
         (Mark One)
  X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the quarter period ended                   March 31, 2001
                               -------------------------------------------------

                                       OR

         TRANSITION  REPORT PURSUANT  TO SECTION 13 OR  15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________


                         Commission file number 0-14360
                                                -------

                        NOONEY INCOME FUND LTD. II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                             43-1357693
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Memorial Drive, Suite 675, St. Louis, Missouri               63102
--------------------------------------------------     -------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
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

PART I
ITEM 1 - Financial Statements:
-----------------------------


                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------

                                                       March 31,    December 31,
                                                          2001          2000
                                                      (Unaudited)   ------------
                                                      -----------
ASSETS:

     Cash and cash equivalents                        $ 1,743,536    $ 1,667,825
     Accounts receivable                                  269,193        255,232
     Prepaid expenses and deposits                          9,390         26,235
     Accounts receivable affiliates                        98,717              0
     Investment property, at cost:
         Land                                           2,618,857      2,618,857
         Buildings and improvements                    14,440,105     14,438,993
                                                      -----------    -----------
                                                       17,058,962     17,057,850
         Less accumulated depreciation                  5,812,953      5,647,553
                                                      -----------    -----------
                                                       11,246,009     11,410,297
     Investment property-held for sale                  2,777,867      2,804,205
                                                      -----------    -----------
                                                       14,023,876     14,214,502

     Deferred expenses - at amortized cost                321,893        333,049
                                                      -----------    -----------

                                                      $16,466,605    $16,496,843
                                                      ===========    ===========

LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses            $    91,676    $   143,544
     Accrued real estate taxes                            402,951        491,547
     Refundable tenant deposits                           286,591        278,562
     Mortgage note payable                              6,723,201      6,756,201
                                                      -----------    -----------

                                                        7,504,419      7,669,854

Partners' equity                                        8,962,186      8,826,989
                                                      -----------    -----------
                                                      $16,466,605    $16,496,843
                                                      ===========    ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                  ---------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                           Three Months Ended
                                                        ------------------------
                                                        March 31,      March 31,
                                                          2001           2000
                                                        ---------      ---------
REVENUES:
     Rental and other income                            $1,039,546    $  942,147
     Interest                                                  596         1,384
                                                        ----------    ----------
                                                         1,040,142       943,531
                                                        ----------    ----------
EXPENSES:
     Interest expense                                      143,212       146,739
     Depreciation and amortization                         224,482       199,432
     Real estate taxes                                     151,529       136,139
     Property management fees paid to
         American Spectrum Midwest                          62,067        56,451
     Reimbursement to American Spectrum Midwest
         for partnership management
         services and indirect expenses                     10,000        10,000
     Repairs & maintenance                                  60,426        46,523
     Professional services                                  24,294        30,523
     Utilities                                              61,740        48,716
     Payroll                                                34,603        30,132
     Cleaning                                               40,081        37,517
     Insurance                                              21,435        16,127
     Snow removal                                           13,494        17,343
     Other operating expenses                               57,582        86,475
                                                        ----------    ----------

                                                           904,945       862,117
                                                        ----------    ----------

NET INCOME                                              $  135,197    $   81,414
                                                        ==========    ==========

NET INCOME PER LIMITED
     PARTNERSHIP UNIT                                   $     6.96    $     4.19
                                                        ==========    ==========

PARTNERS' EQUITY:
     Beginning of period                                $8,826,989    $8,327,479
     Net income                                            135,197        81,414
                                                        ----------    ----------

     End of period                                      $8,962,186    $8,408,893
                                                        ==========    ==========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------

                                                         Three Months Ended
                                                       -----------------------
                                                       March 31,     March 31,
                                                         2001          2000
                                                       ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                      $   135,197   $    81,414
     Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation and amortization               224,482       199,432


     Changes in assets and liabilities:
         Increase in accounts receivable                 (13,961)       (5,800)
         Decrease in prepaid expenses & deposits          16,845        13,998
         Increase in deferred assets                     (21,054)      (30,991)
         Decrease in accounts payable and accrued
           expenses                                      (51,868)      (95,909)
         Decrease in accrued real estate taxes           (88,596)      (93,560)
         Increase in refundable tenant deposits            8,029         7,942
                                                     -----------   -----------

             Total adjustments                            73,877        (4,888)
                                                     -----------   -----------

             Net cash provided by operating
               activities                                209,074        76,526
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to investment property                     (1,646)      (83,221)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES -
     Receivable from Affiliates                          (98,717)            0
     Payments on mortgage notes payable                  (33,000)      (28,761)
                                                     -----------   -----------

NET CASH USED IN FINANCING ACTIVITIES                   (131,717)  ($   28,761)

NET INCREASE (DECREASE) IN CASH                           75,711       (35,456)
     AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of period         1,667,825     1,190,211
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS, end of period             $ 1,743,536   $ 1,154,755
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for
     interest                                        $   143,212   $   146,739
                                                     ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                   ------------------------------------------



NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 2000, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim periods.


NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2001 and for all periods presented have been made. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.


NOTE C:

The Registrant's properties are managed by American Spectrum Midwest, a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments Two, Inc., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly-owned subsidiary of CGS Real Estate Company.


NOTE D:

The earnings per limited partnership unit for the three months ended March 31, 2001 and 2000 was computed based on 19,221 units, the number of units outstanding during the periods.

NOTE E:

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the corporate general partner of the Registrant, is continuing the development of a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. ("ASR"), would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in ASR which would be listed on a national securities exchange.

The Registrant's participation in this plan will require the consent of its limited partners. ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the SEC. The registration statement was amended February 14, 2001 and April 24, 2001. The plan and the benefits and risks thereof will be described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it is declared effective by the Securities and Exchange Commission. Following effectiveness, solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners. There can be no assurances that the plan described above will be consummated.

The Partnership has paid a total of $98,717 in expenses relating to the impending transaction. These costs, which do not represent the Registrant's proportionate share, primarily relate to professional fees and are recorded as Accounts receivable affiliates. When the transaction is finalized, the Partnership will be compensated with additional stock. If the transaction is terminated, the Partnership will be reimbursed by CGS for all costs incurred.

NOTE F:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same.

NOTE G:

The partnership has five reportable operating segments: Leawood Fountain Plaza, Tower Industrial Building, Countryside Office Park, Northeast Commerce Center, and NorthCreek Office Park. All of the Registrant's properties are 100% owned with the exception of Leawood Fountain Plaza, in which a 24% interest is owned. The remaining 76% interest is owned by Nooney Income Fund Ltd., L.P., an affiliate of the Registrant as the other tentant in common. The Partnership's management evaluates performance of each segment based on profit or loss from operations including the allocation of property writedowns, general and administrative expenses, unusual and extraordinary items, and interest.

                                                       Three Months Ended
                                                       ------------------
                                                    March 31,         March 31,
                                                      2001              2000
                                                      ----              ----

Revenues:
    Leawood Fountain Plaza (24%)                  $    89,078       $    83,767
    Tower Industrial Building                          56,552            50,784
    Countryside Office Park                           372,646           338,198
    Northeast Commerce Center                         154,831           101,267
    NorthCreek Office Park                            361,337           366,830
                                                  -----------       -----------
                                                    1,034,444           940,846
                                                  ===========       ===========

Operating Profit (Loss):
    Leawood Fountain Plaza (24%)                  $    20,655       $    21,501
    Tower Industrial Building                          25,450            21,076
    Countryside Office Park                            86,957            64,071
    Northeast Commerce Center                         (28,345)          (62,341)
    NorthCreek Office Park                             56,624            70,221
                                                  -----------       -----------
                                                      161,341           114,528
                                                  ===========       ===========

Capital Expenditures:
    Leawood Fountain Plaza (24%)                  $     1,440       $       888
    Tower Industrial Building                             -0-               -0-
    Countryside Office Park                               -0-            35,616
    Northeast Commerce Center                             206               -0-
    NorthCreek Office Park                                -0-            48,214
                                                  -----------       -----------
                                                        1,646            84,718
                                                  ===========       ===========

Depreciation and Amortization:
    Leawood Fountain Plaza (24%)                  $    20,794       $    14,774
    Tower Industrial Building                          10,286            12,003
    Countryside Office Park                            39,895            41,295
    Northeast Commerce Center                          76,202            52,654
    NorthCreek Office Park                             77,305            78,706
                                                  -----------       -----------
                                                      224,482           199,432
                                                  ===========       ===========

Assets:
    As Of:                                    March 31, 2001   December 31, 2000
                                              --------------   -----------------

    Leawood Fountain Plaza (24%)                 $   372,552         $   332,468
    Tower Industrial Building                      1,373,138           1,334,363
    Countryside Office Park                        2,300,124           2,284,328
    Northeast Commerce Center                      2,350,298           2,444,220
    NorthCreek Office Park                         6,018,778           6,001,023
                                                 -----------         -----------
                                                  12,414,890          12,396,402
                                                 ===========         ===========


Reconciliation of segment data to the Partnership's consolidated data follow:

                                                        Three Months Ended
                                                        ------------------
                                                      March 31,       March 31,
                                                        2001            2000
                                                        ----            ----

Revenues:
    Segments                                        $ 1,034,444     $   940,846
    Corporate and other                                   5,698           2,685
                                                    -----------     -----------
                                                      1,040,142         943,531
                                                    ===========     ===========


Operating Profit (Loss):
    Segments                                        $   161,341     $   114,528
    Corporate and other income                            5,698           2,685
    General and administrative expenses                 (31,842)        (35,799)
                                                    -----------     -----------
                                                        135,197          81,414
                                                    ===========     ===========


Depreciation and Amortization
    Segments                                        $   224,482     $   199,432
    Corporate and other                                     -0-             -0-
                                                    -----------     -----------
                                                        224,482         199,432
                                                    ===========     ===========


Assets:
    As of:                                    March 31, 2001   December 31, 2000
                                              --------------   -----------------

    Segments                                     $12,414,890         $12,396,402
    Corporate and other                            4,051,715           4,100,441
                                                 -----------         -----------
                                                  16,466,605          16,496,843
                                                 ===========         ===========

NOTE H:

On April 16, 2001, the combined financial statements of the parent of the General Partner and other affiliates were issued. The independent public accountant's report on such statements contained an explanatory paragraph relating to the ability of the combined entity to continue as a going concern. The combined entities have experienced losses in the periods presented and have a net capital deficiency. Certain entities in the combined financial statements have not made debt payments when due and various lenders have placed $10,520,000 of debt in default. Certain entities also need to pay or refinance a significant amount of debt coming due in the next twelve months. These factors raise substantial doubt about the ability of the combined entities, including the General Partner, to continue as a going concern.

Management of the combined entities has plans related to these matters, which include obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debt through the completion of the transaction. In addition, if necessary, management believes it could sell properties to generate cash to pay debt. The Partnership does not believe that the affect of the ultimate outcome of the circumstances surrounding the combined entities will have a material adverse effect on its results of operations or financial position.

As discussed in Note E, Nooney Income Fund Ltd. II, L.P. has a receivable from the General Partner for costs incurred in the anticipation of the transaction.

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents on hand as of March 31, 2001, is $1,743,536, an increase of $75,711 when compared to year end December 31, 2000. During the quarter, net cash provided by operating activities was $209,074. Cash was used for payment of capital additions in the amount of $1,646 and payments on mortgage notes payable of $33,000. The Registrant expects cash flow and cash on hand to fund the properties anticipated capital expenditures for the remainder of 2001. The anticipated capital expenditures by property are as follows:

                                  Leasing Capital   Other Capital       Total
                                  ---------------   -------------       -----

NorthCreek Office Park               $115,104         $ 26,500        $141,604
Tower Industrial Building                   0                0               0
Northeast Office Park                 556,806           44,624         601,430
Countryside Office Park                37,056           83,794         120,850
Leawood Fountain Plaza (24%)           62,207            7,608          69,815
                                     --------         --------        --------
                                     $771,173         $162,526        $933,699
                                     ========         ========        ========

Leasing capital at all of the partnership's properties relates to tenant improvements and lease commissions for new and renewal tenants. At NorthCreek Office Park, other capital has been budgeted for exterior building painting. At Northeast Commerce Center, other capital has been budgeted for parking lot overlay and striping, as well as the repainting of suite entrances. At Countryside Office Park, other capital has been budgeted for roof repairs, replacement of entryway flooring, and the replacement of two HVAC units. At Leawood Fountain Plaza, other capital has been budgeted for skylight
replacement,   sidewalk  and  curb   replacement,   and  exterior  window  frame
replacement.

The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

As previously disclosed, the Registrant felt that the market conditions existed whereby Countryside Office Park should be sold. Management has kept the occupancy level consistent at 93% at March 31, 2001, from 92% at March 31, 2000. The Registrant, in 2001 is continuing to evaluate sale and other options regarding the property due to the consistent increased occupancy level and improved market conditions in the surrounding areas.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of mortgage debt as it matures.

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended March 31, 2001 and 2000 are detailed in the schedule below. Expenses and revenues of the Registrant are excluded.

                                       Tower   Northeast Countryside   Leawood
                       NorthCreek   Industrial Commerce    Office     Fountain
                       Office Park   Building   Center      Park     Plaza (24%)
                       -----------   --------   ------      ----     -----------

         2001
         ----

Revenues                $ 361,337  $  56,552  $ 154,831   $ 372,646  $  89,078
Expenses                  304,713     31,102    183,176     285,689     68,423
                        ---------  ---------  ---------   ---------  ---------

Net Income (Loss)       $  56,624  $  25,450    (28,345)  $  86,957  $  20,655
                        =========  =========  =========   =========  =========

         2000
         ----

Revenues                $ 366,830  $  50,784  $ 101,267   $ 338,198  $  83,767
Expenses                  296,609     29,708    163,608     274,127     62,266
                        ---------  ---------  ---------   ---------  ---------

Net Income (Loss)       $  70,221  $  21,076  ($ 62,341)  $  64,071  $  21,501
                        =========  =========  =========   =========  =========

Revenues at NorthCreek Office Park decreased $5,493 when comparing quarter end March 31, 2001 to the first quarter ended March 31, 2000. This decrease can be primarily attributed to a decrease in the amount of termination fees received when compared to that received in first quarter 2000. All other revenues have remained consistent with that of prior year. Expenses increased from $296,609 for the quarter ended March 31, 2000 to $304,713 for the quarter ended March 31, 2001. This increase of $8,104 is primarily attributable to increases in professional fees ($5,983) and real estate tax expense ($2,670). The increase in professional fees is attributable to increased tenant site plan service and tenant based legal costs.

Revenues at Tower Industrial Building increased $5,768 for the quarter ended March 31, 2001 when compared to the same period in 2000. This increase was primarily due to increases in both base rental and real estate reimbursement revenues based on increased rental rates and a higher annual tax amount due at the property. Overall expenses remained consistent with an increase of only $1,394 when comparing the two quarters.

Revenues at Northeast Commerce Center were $154,831 for the quarter ended March 31, 2001 and $101,267 for the quarter ended March 31, 2000. This increase in revenue of $53,564 is due to the 27% increase in the occupancy level over that reflected in 2000. Expenses for the quarters ending March 31, 2001 and March 31, 2000 were $183,176 and $163,608, respectively. The increase of $19,568 can primarily be attributable to increases in amortization and depreciation expense ($23,548), repairs and maintenance related expenses ($4,282), and utility expense ($3,427). These increases were partially offset by decreases in real estate tax expense ($2,879) and vacancy related expenses ($10,242). The decrease in vacancy expense is due to the costs of rehabilitating vacant space in 2000 (none thus far in 2001). The increased amortization and depreciation expense is primarily attributable to the addition of tenant alteration and other capitalized assets since March 31, 2000.

At Countryside Office Park revenues were $372,646 and $338,198 for the quarters ended March 31, 2001 and March 31, 2000, respectively. Revenues increased $34,448 primarily due to increases in base rental revenues ($20,857), escalation revenue ($11,230), and real estate tax reimbursement revenue ($1,952). The increase in base rent can be attributed to a slightly higher occupancy level throughout the entire quarter of 2001 and increased rental rates. The increase in escalation revenue is directly attributable to an increase in the projected reimbursable expenses, as well as a larger amount of tenants responsible for paying escalation with the new leases that commenced in 2000. Operating expenses increased $11,562 when comparing the two quarters. The expenses which increased include, utilities ($8,526), and real estate tax ($14,021). These increases were partially offset by decreases in general and administrative expenses ($3,139), vacancy related expenses ($5,353), and depreciation/amortization expense ($1,400). The increase in utility expense is primarily due to increased natural gas rates in 2001. The increase in real estate tax expense is due to an appeal fee paid in the first quarter of 2001 in the amount of $13,213.

At Leawood Fountain Plaza, revenues increased $5,311 when comparing the two three-month periods, primarily due to an increase in cancellation fee revenue received in 2001 as part of a mutual agreement with a former tenant. Operating expenses increased $6,157 when comparing the two periods. The increase in expenses is mainly due to slight increases in depreciation and amortization expense and real estate tax expense, partially offset by slight decreases in professional services and bad debt expense.

The occupancy levels at the Registrant's properties are listed below:

                                             Occupancy levels as of March 31,
                                             --------------------------------

         Property                            2001          2000          1999
         --------                            ----          ----          ----

NorthCreek Office Park                         95%           96%          100%
Tower Industrial Building                     100%          100%          100%
Northeast Commerce Center                      76%           49%           50%
Countryside Office Park                        93%           92%           74%
Leawood Fountain Plaza (24%)                   87%           93%           98%

During the first quarter of 2001, NorthCreek Office Park occupancy increased 4% to 95%. Leasing activity at NorthCreek Office Park consisted of two new tenants signing leases for 3,461 square feet, two tenants renewing their leases for a total of 3,878 square feet and one tenant vacating 1,377 square feet. NorthCreek Office Park has one major tenant which occupies spaces under two leases which together comprise 33% of the available space. These leases both expire in December 2003.

Tower Industrial Building is leased to a single tenant whose lease expires on December 31, 2001.

At Northeast Commerce Center, occupancy remained at 76% during the quarter. There was no leasing activity during this three-month reporting period. The property has four major tenants who occupy 23%, 16%, and two which each occupy 11% of the available space. Their leases expire in 2003, 2005, and two in 2006, respectively. The Registrant is working with a local Cincinnati brokerage firm to handle the leasing of the remaining space.

At Countryside Office Park, occupancy remained at 93% during the quarter. Leasing activity during the first quarter consisted of one tenant occupying 665 square feet renewing their lease. There are two major tenants at Countryside Office Park who occupy 14% and 13% of the available space with leases which expire in February 2005 and August 2002, respectively.

During the first quarter of 2001, occupancy at Leawood Fountain Plaza decreased 2% to 87%. Leasing activity consisted of two new tenants occupying 3,014 square feet, and one tenant vacating 2,081 square feet. The property has two major tenants, one of whom occupies 14% of the available space whose lease expires in October 2001 and a second major tenant who occupies 11% of the available space whose lease expires in July 2004.

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

Results of Consolidated Operations 2001
---------------------------------------

For the quarter ended March 31, 2001, consolidated revenues are $1,040,142 compared to $943,531 for the quarter ended March 31, 2000. Revenues increased $96,611 primarily due to increases in base rental revenues ($51,824), escalation revenues ($34,375), real estate tax reimbursement revenue ($5,260), and other miscellaneous revenues ($5,152). The increase in base rental and escalation revenue can primarily be attributed to increased occupancy levels and rental rates at Northeast Commerce Center and Countryside Office Park. Consolidated expenses for the quarters ended March 31, 2001 and 2000 are $904,945 and $862,117, respectively. This $42,828 increase in expenses is due to increases in depreciation and amortization expense ($25,050), real estate tax expense ($15,390), management fees ($5,616), repairs and maintenance related expenses ($13,903), utility expense ($13,024), payroll ($4,471), cleaning expense ($2,564), and insurance ($5,308). These increases were partially offset by decreases in interest expense ($3,527), professional services ($6,229), snow removal ($3,849), and other operating expenses ($28,893). The increase in depreciation and amortization is primarily due to additional assets at Northeast Commerce Center as mentioned in the property comparisons. The increase in real estate tax is primarily due to the appeal fee paid at Countryside Office Park, as also mentioned in the property comparisons. The increase in repairs and maintenance related expenses is primarily due to an increase in the heating and ventilation repairs at the Registrant's properties. The increase in utility expense is primarily due to increased natural gas rates at the Registrant's properties. The decrease in other operating expenses can primarily be attributed to decreases in vacancy related expenses at Northeast Commerce Center and Countryside Office Park and partnership related professional services.

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

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 2000 and are not expected to materially affect the Registrant's operation in 2001.

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


                                     NOONEY INCOME FUND LTD. II, L.P.

Date:   May 15, 2001                 By:   Nooney Income Investments Two, Inc.
                                           General Partner


                                     By:  /s/ Gregory J. Nooney, Jr.
                                     -------------------------------------------
                                           Gregory J. Nooney, Jr. - Director
                                           Chairman of the Board and
                                           Chief Executive Officer


                                     By:  /s/ Patricia A. Nooney
                                     -------------------------------------------
                                           Patricia A. Nooney - Director
                                           Senior Vice President and Secretary


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