Form 10-Q
period 2001-06-30
NOONEY INCOME FUND LTD II L P
filed 2001-08-14
CIK 757764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q
         (Mark One)
  X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the quarter period ended                   June 30, 2001
                               -------------------------------------------------

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
                                                   -----------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

PART I
ITEM 1 - Financial Statements:
-----------------------------


                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                     June 30,
                                                       2001         December 31,
ASSETS:                                            (Unaudited)          2000
                                                   -----------     -------------

     Cash and cash equivalents                     $  1,012,656    $  1,667,825
     Accounts receivable                                304,344         255,232
     Prepaid expenses and deposits                       66,633          26,235
     A/R-Affiliates                                   1,128,087               0
     Investment property, at cost:
         Land                                         2,618,857       2,618,857
         Buildings and improvements                  14,487,431      14,438,993
                                                   ------------    ------------
                                                     17,106,288      17,057,850
         Less accumulated depreciation               (5,973,651)     (5,647,553)
                                                   ------------    ------------
                                                     11,132,637      11,410,297
     Investment property-held for sale                2,815,937       2,804,205
                                                   ------------    ------------
                                                     13,948,574      14,214,502

     Prepaid and deferred expenses - at
        amortized cost                                  317,452         333,049
                                                   ------------    ------------

                                                   $ 16,777,746    $ 16,496,843
                                                   ============    ============


LIABILITIES AND PARTNERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses         $     88,980    $    143,544
     Accrued real estate taxes                          400,929         491,547
     Refundable tenant deposits                         285,200         278,562
     Mortgage note payable                            6,690,201       6,756,201
                                                   ------------    ------------

                                                      7,465,310       7,669,854

Partners' equity                                      9,312,436       8,826,989
                                                   ------------    ------------
                                                   $ 16,777,746    $ 16,496,843
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
                                   -----------

                                   Three Months Ended       Six Months Ended
                                  June 30,    June 30,    June 30,     June 30,
                                    2001        2000        2001         2000
                                    ----        ----        ----         ----
REVENUES:
   Rental and other income       $1,200,378  $1,107,626  $2,239,924  $2,049,773
   Interest                             135       1,063         731       2,447
                                 ----------  ----------  ----------  ----------
                                  1,200,513   1,108,689   2,240,655   2,052,220
EXPENSES:
   Interest expense                 124,420     154,207     267,632     300,946
   Depreciation and amortization    216,369     202,175     440,851     401,607
   Real estate taxes                138,316     126,823     289,845     257,738
   Property management fees paid
     to American Spectrum Midwest    69,768      65,705     131,834     122,155
   Reimbursement to American
     Spectrum Midwest for
     partnership management
     services and indirect
     expenses                        10,000      10,000      20,000      20,000
   Repairs and maintenance           65,979      54,276     126,404     100,799
   Professional services             22,789      29,874      47,083      60,397
   Utilities                         29,265      38,887      91,005      87,603
   Payroll                           28,066      29,284      62,669      59,416
   Cleaning                          41,515      37,477      81,596      74,994
   Insurance                         19,807      14,296      41,242      30,423
   Parking lot / landscaping
     expenses                        31,629      28,252      45,531      41,234
   Other operating expenses          52,340      49,566     109,516     145,627
                                 ----------  ----------  ----------  ----------

                                    850,263     840,822   1,755,208   1,702,939
                                 ----------  ----------  ----------  ----------

NET INCOME                       $  350,250  $  267,867  $  485,447  $  349,281
                                 ==========  ==========  ==========  ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT              $    18.04  $    13.80  $    25.00  $    17.99
                                 ==========  ==========  ==========  ==========

PARTNERS' EQUITY:
   Beginning of period           $8,962,186  $8,408,893  $8,826,989  $8,327,479
   Net income                       350,250     267,867     485,447     349,281
                                 ----------  ----------  ----------  ----------
   End of period                 $9,312,436  $8,676,760  $9,312,436  $8,676,760
                                 ==========  ==========  ==========  ==========



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
                                   -----------

                                                            Six Months Ended
                                                         June 30,      June 30,
                                                           2001          2000
                                                           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                       $   485,447   $   349,281
     Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation and amortization                440,851       401,607

     Changes in assets and liabilities:
         Increase in accounts receivable                  (49,112)     (174,732)
         Increase in prepaid expenses and deposits        (40,398)      (21,425)
         Increase in A/R-Affiliates                    (1,128,087)            0
         Increase in deferred assets                      (45,729)      (99,824)
         Decrease in accounts payable                     (54,564)       (8,703)
         Decrease in accrued real estate taxes            (90,618)      (96,813)
         Increase in refundable tenant deposits             6,638        18,943
                                                      -----------   -----------

             Total adjustments                           (961,019)       19,053
                                                      -----------   -----------

             Net cash (used in) provided by
               operating activities                      (475,572)      368,334
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to investment property                    (113,597)     (147,016)
                                                      -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
     Payments on mortgage notes payable                   (66,000)      (57,523)
                                                      -----------   -----------


NET (DECREASE) INCREASE IN CASH AND                      (655,169)      163,795
          CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of period          1,667,825     1,190,211
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 1,012,656   $ 1,354,006
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during year for interest      $   267,632   $   300,946
                                                      ===========   ===========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY INCOME FUND LTD. II, L.P.
                        --------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                -------------------------------------------------


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Income Fund Ltd. II, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2001 and for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest (formerly Nooney, Inc.), a wholly-owned subsidiary of CGS Real Estate Company. Nooney Income Investments Two, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The earnings per limited partnership unit for the three and six month periods ended June 30, 2001 and 2000 was computed based on 19,221 units, the number of units outstanding during the periods.

NOTE E:

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the corporate general partner of the Registrant, is in the final stages of continuing the development of a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. ("ASR"), would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in ASR which would be listed on a national securities exchange.

The Registrant's participation in this plan will require the consent of its limited partners. ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the SEC. The registration statement was amended November 13, 2000, February 14, 2001, April 24, 2001, June 26, 2001, and August 7, 2001. The plan and the benefits and risks thereof will be described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it is declared effective by the Securities and Exchange Commission. Following effectiveness, solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners. There can be no assurances that the plan described above will be consummated.

The Partnership has paid a total of $1,128,087 in expenses relating to the impending transaction. These costs, which do not represent the Registrant's total proportionate share, primarily relate to professional fees and are recorded as Accounts receivable affiliates. When the transaction is finalized, the Partnership will be compensated with additional stock. If the transaction is terminated, the Partnership will be reimbursed by CGS for all costs incurred.

NOTE F:

The Registrant has no items of other comprehensive income, accordingly, net income and other comprehensive income are the same.

NOTE G:

The partnership has five reportable operating segments: Leawood Fountain Plaza, Tower Industrial Building, Countryside Office Park, Northeast Commerce Center, and NorthCreek Office Park. All of the Registrant's properties are 100% owned with the exception of Leawood Fountain Plaza, in which a 24% interest is owned. The remaining 76% interest is owned by Nooney Income Fund Ltd., L.P., an affiliate of the Registrant as the other tenant in common. The Partnership's management evaluates performance of each segment based on profit or loss from operations including the allocation of property writedowns, general and administrative expenses, unusual and extraordinary items, and interest.

                                 Three Months Ended        Six Months Ended
                                      June 30,                  June 30,
                                  2001         2000        2001          2000
                                  ----         ----        ----          ----
Revenues:
  Leawood Fountain Plaza (24%) $   84,858  $   86,905   $  173,936   $  170,672
  Tower Industrial Building        57,606      54,970      114,157      105,754
  Countryside Office Park         489,831     463,640      862,477      801,837
  Northeast Commerce Center       171,177     116,779      326,007      218,046
  NorthCreek Office Park          383,052     372,786      744,389      739,616
                               ----------  ----------   ----------   ----------
                                1,186,524   1,095,080    2,220,966    2,035,925
                               ==========  ==========   ==========   ==========

Operating Profit (Loss):
  Leawood Fountain Plaza (24%) $   25,942  $   19,315   $   46,597   $   40,816
  Tower Industrial Building        25,464      22,514       50,914       43,591
  Countryside Office Park         233,511     192,476      320,468      256,547
  Northeast Commerce Center         4,334     (24,122)     (24,011)     (86,464)
  NorthCreek Office Park           73,339      80,749      129,964      150,970
                               ----------  ----------   ----------   ----------
                                  362,590     290,932      523,932      405,460
                               ==========  ==========   ==========   ==========

Capital Expenditures:
  Leawood Fountain Plaza (24%) $    3,763  $   32,474   $    5,203   $   33,362
  Tower Industrial Building             0           0            0            0
  Countryside Office Park          64,624       8,052       64,624       43,668
  Northeast Commerce Center        38,015      17,977       38,221       17,977
  NorthCreek Office Park            5,548       3,794        5,549       52,009
                               ----------  ----------   ----------   ----------
                                  111,950      62,297      113,597      147,016
                               ==========  ==========   ==========   ==========

Depreciation and Amortization:
  Leawood Fountain Plaza (24%) $   15,113  $   15,426   $   35,906   $   30,200
  Tower Industrial Building        10,286      10,859       20,572       22,863
  Countryside Office Park          40,110      44,631       80,005       85,926
  Northeast Commerce Center        74,734      53,842      150,936      106,496
  NorthCreek Office Park           76,126      77,417      153,432      156,123
                               ----------  ----------   ----------   ----------
                                  216,369     202,175      440,851      401,607
                               ==========  ==========   ==========   ==========

Assets:
                                        June 30, 2001         December 31, 2000
                                        -------------         -----------------

Leawood Fountain Plaza (24%)              $   375,752               $   332,468
Tower Industrial Building                   1,386,513                 1,334,363
Countryside Office Park                     2,588,997                 2,284,328
Northeast Commerce Center                   2,353,565                 2,444,220
NorthCreek Office Park                      6,038,796                 6,001,023
                                          -----------               -----------
                                           12,743,623                12,396,402
                                          ===========               ===========


Reconciliation of segment data to the Partnership's consolidated data is as follows:

                                Three Months Ended         Six Months Ended
                                      June 30,                 June 30,
                                 2001         2000        2001           2000
                                 ----         ----        ----           ----
Revenues:
  Segments                    $1,186,524   $1,095,080   $2,220,966   $2,035,925
  Corporate and other             13,989       13,609       19,689       16,295
                              ----------   ----------   ----------   ----------
                               1,200,513    1,108,689    2,240,655    2,052,220
                              ==========   ==========   ==========   ==========

Net Income:
  Segments                    $  362,590   $  290,932   $  523,932   $  405,460
  Corporate and other income      13,989       13,609       19,689       16,295
  General and admin expenses     (26,329)     (36,674)     (58,174)     (72,474)
                              ----------   ----------   ----------   ----------
                                 350,250      267,867)     485,447      349,281
                              ==========   ==========   ==========   ==========

Depreciation and Amortization
  Segments                    $  216,369   $  202,175   $  440,851   $  401,607
  Corporate and other                  0            0            0            0
                              ----------   ----------   ----------   ----------
                                 216,369      202,175      440,851      401,607
                              ==========   ==========   ==========   ==========


Assets:
                                        June 30, 2001         December 31, 2000
                                        -------------         -----------------

Segments                                  $12,743,623               $12,396,402
Corporate and other                         4,034,123                 4,100,441
                                          -----------               -----------
                                           16,777,746                16,496,843
                                          ===========               ===========

NOTE H:

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates (the Company) were issued. The independent public accountants report on such statements contained an explanatory paragraph relating to the ability of the Company to continue as a going concern. The Company experienced losses in the periods presented and has a net capital deficiency. Certain entities in the combined financial statements have not made debt payments when due and various lenders placed $10,520,000 of debt in default. Certain entities also needed to pay or refinance a significant amount of debt coming due in the next twelve months. These factors raise substantial doubt about the ability of the combined entities, including the general partner, to continue as a going concern.

Management of the Company has plans related to these matters, which include, in addition to those items discussed above, obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debts through the completion of the transaction discussed in Note E. In addition, if necessary, management believes it could sell properties to generate cash to pay debt. The Registrant does not believe that the effect of the ultimate outcome of the circumstances surrounding the Company will have a material adverse effect on its results of operations or financial position.

As discussed in Note E, the Registrant has a receivable from the general partner for costs incurred in anticipation of the transaction. The Registrant has obtained the guarantee of the major individual owner of the parent of the general partner with respect to the repayment of these costs if the transaction is not consummated.

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents on hand as of June 30, 2001, is $1,012,656 a decrease of $655,169 when compared to the year ended December 31, 2000. The decrease in cash can primarily be attributed to the Registrant continuing to advance more than its proportionate share of the costs relating to the formation of the real estate investment trust currently being formed by affiliates of the general partner. To the extent that expenses advanced by the Registrant exceed its proportionate share, the Registrant will receive a credit for any excess portion in determining the shares in the real estate investment trust to be issued to partners in the Registrant. If the transaction is not consummated, the general partner of the Registrant will reimburse the Registrant for expenses incurred by the Registrant in connection with the transaction. During the six month period ending June 30, 2001, cash was used for capital and tenant improvements in the amount of $113,597 and payment on mortgage notes payable in the amount of $66,000. Based on the current cash balances and the properties' ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 2001. The anticipated capital expenditures by property are as follows:

                                      Other Capital  Leasing Capital    Total
                                      -------------  ---------------    -----

NorthCreek Office Park                   $ 20,952       $115,104      $136,056
Tower Industrial Building                       0              0             0
Northeast Commerce Center                   6,609        556,806       563,415
Countryside Office Park                    30,145         29,081        59,226
Leawood Fountain Plaza (24%)                7,608         54,247        61,855
                                         --------       --------      --------
                                         $ 65,314       $755,238      $820,552
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

The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there are not adequate funds, the capital improvements will be postponed until such funds are available.

As previously disclosed, the Registrant felt that the market conditions existed whereby Countryside Office Park should be sold. Management has kept the occupancy level consistent at 93% at June 30, 2001, from 91% at June 30, 2000. The Registrant, in 2001 is continuing to evaluate sale and other options regarding the property due to the consistent increased occupancy level and improved market conditions in the surrounding areas.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of mortgage debt as it matures.

Results of Operations by Property
---------------------------------

The results of operations for the Registrant's properties for the quarters ended June 30, 2001 and 2000 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                    Tower    Northeast  Countryside    Leawood
                    NorthCreek   Industrial  Commerce     Office      Fountain
                    Office Park   Building    Center       Park      Plaza (24%)
                    -----------  ---------    ------       ----      -----------

2nd Quarter 2001
----------------
Revenues            $ 383,052    $  57,606  $ 171,177   $ 489,831     $  84,858
Expenses              309,713       32,142    166,843     256,320        58,916
                    ---------    ---------  ---------   ---------     ---------
Net income (loss)   $  73,339    $  25,464  $   4,334   $ 233,511     $  25,942
                    =========    =========  =========   =========     =========

2nd Quarter 2000
----------------
Revenues            $ 372,786    $  54,970  $ 116,779   $ 463,640     $  86,905
Expenses              292,037       32,456    140,901     271,164        67,590
                    ---------    ---------  ---------   ---------     ---------
Net income (loss)   $  80,749    $  22,514  $ (24,122)  $ 192,476     $  19,315
                    =========    =========  =========   =========     =========

At NorthCreek Office Park net income for the quarter ended June 30, 2001 was $73,339 compared to net income of $80,749 in 2000. Revenues increased $10,266 when comparing the two quarters. This increase can be attributed primarily to an increase in escalation revenue based on higher tenant pro rata shares and an increased amount of projected reimbursable expenses. Expenses increased $17,676 when comparing the two quarters. This increase can primarily be attributed to increases in general building repairs ($6,414), heating and air-conditioning repairs ($4,733), landscaping expense ($3,663), real estate tax expense ($2,670), and bad debt expense ($15,754). These increases were partially offset by a decrease in interest expense ($16,383). The increase in bad debt expense can be attributed to the posting of an allowance for doubtful accounts when the property manager determines collection of a receivable is questionable. The decrease in interest expense is due to more favorable interest rates in 2001.

Operating results at Tower Industrial Building remained consistent, with only a $2,950 increase in net income when comparing the quarter ended June 30, 2001 to the quarter ended June 30, 2000, due primarily to an increase in revenues of $2,636. The increase in revenues is due to an increase in base rental revenue.

For the quarter ended June 30, 2001 and 2000, revenues at Northeast Commerce Center were $171,177 and $116,779, respectively. The increase in revenues of $54,398 can primarily be attributed to increases in all tenant derived revenues as a result of the increased occupancy level than that reflected at June 30, 2000. The property's expenses for the quarter ended June 30, 2001 and 2000, were $166,843 and $140,901, respectively. The increase in expenses of $25,942 is primarily attributable to increases in heating and air conditioning repairs ($3,826), real estate tax expense ($9,793), and depreciation and amortization expense ($20,891). These increases were partially offset by a decrease in interest expense ($8,340). The increase in real estate tax expense is due to an increase in the 2000 taxes payable in 2001 where this increase had to be posted to the expense when the second installment was due during the second quarter. The increase in depreciation and amortization can be attributed to the addition of new assets since June of 2000.

Revenues at Countryside Office Park were $489,831 for the quarter ended June 30, 2001 and $463,640 for the quarter ended June 30, 2000. The increase in revenue of $26,191 when comparing the two periods, is attributable to increases in base rental revenue ($14,931) and escalation revenue ($29,868), partially offset by a decrease in other revenues ($18,608). The increase in base rental and escalation revenues can be attributed to the slightly higher occupancy level and increased reimbursable expenses and tenant pro-rata shares. The decrease in other revenues is a net result of the real estate tax appeal fee reimbursement received from the tenants in 2000 and the tax refund received in 2001. Expenses at Countryside Office Park were $256,320 and $271,164 for the quarters ended June 30, 2001 and June 30, 2000, respectively. This decrease in expenses of $14,844 can be primarily attributable to decreases in repairs and maintenance related expenses ($3,390), vacancy related expenses ($3,117), interest expense ($5,064), and depreciation/amortization expense ($4,521). These decreases were partially offset by minimal increases in various other operating expenses.

At Leawood Fountain Plaza, net income for the quarter ended June 30, 2001 and the quarter ended June 30, 2000 was $25,942 and $19,315, respectively, resulting in an increase in net income of $6,627. Revenues decreased $2,047 and expenses decreased $8,674 when comparing the two quarters. The decrease in expenses is primarily due to decreased bad debt expense as a result of less accounts considered uncollectable in 2001.

The occupancy levels at June 30 are as follows:

                                         Occupancy levels as of June 30,
                                         -------------------------------
         Property                 2001                 2000               1999
         --------                 ----                 ----               ----
NorthCreek Office Park             93%                  96%               100%
Tower Industrial Building         100%                 100%               100%
Northeast Commerce Center          76%                  65%                50%
Countryside Office Park            93%                  91%                70%
Leawood Fountain Plaza (24%)       88%                  98%                98%

Leasing activity during the second quarter of 2001 at NorthCreek Office Park consisted of one new tenant signing a lease for 2,146 square feet and two tenants vacating 4,446 square feet. Occupancy decreased 2% to 93% during the quarter. The office park has one major tenant with two leases that together comprise 33% of the available space. These leases both expire in December 2003.

The Tower Industrial Building remains 100% leased to a single tenant whose lease expires on December 31, 2001. It is anticipated this tenant will renew its lease under similar terms.

At Northeast Commerce Center leasing activity during the quarter consisted of one tenant renewing their lease for 8,000 square feet. The property remained at 76% occupied throughout the quarter. The property has four major tenants who occupy 23%, 16%, and two who occupy 11% of the available space, with leases that expire in 2003, 2005, and two in 2006, respectively. The Registrant is working with a local Cincinnati brokerage firm to handle the leasing of the remaining space at the property.

Leasing activity at Countryside Office Park consisted of one tenant signing a lease for 1,204 square feet, one tenant renewing 2,495 square feet, and one tenant vacating 990 square feet. Occupancy remained at 93% during the quarter. The property has two major tenants who occupy 14% and 13% of the available space with leases expiring in 2005 and 2002, respectively.

During the second quarter of 2001, leasing activity at Leawood Fountain Plaza consisted of the Registrant signing one new lease with a tenant for 3,036 square feet and one tenant vacating 1,873 square feet. The property has two major tenants occupying 14% and 11% of the available space on leases which expire in October 2001 and July 2004, respectively.

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

Results of Consolidated Operations 2001
---------------------------------------

Consolidated revenues for the three month period ended June 30, 2001 and 2000, are $1,200,513 and $1,108,689, respectively. Consolidated revenues for the six month  period  ended  June 30,  2001 and 2000  are  $2,240,655  and  $2,052,220,
respectively. Revenues increased $91,824 for the three month period and $188,435 for the six month period ended June 30, 2001 when compared to the prior period. Consolidated revenues overall have increased primarily due to increases in tenant derived revenues at NorthCreek Office Park, Northeast Commerce Center, and Countryside Office Park. These increases can be attributed to increased occupancy levels (primarily at Northeast Commerce Center) and larger revenues from reimbursable expenses. During the three month periods ended June 30, 2001 and 2000, consolidated expenses were $850,263 and $840,822. Consolidated expenses for the six month periods ended June 30, 2001 and 2000 were $1,755,208 and 1,702,939, respectively. Consolidated expenses increased $9,442 and $52,269 for the three and six month periods when comparing to prior year. The increase in expenses for the three month period is due to increases in depreciation and amortization expenses ($14,194), real estate tax expense ($11,493), management fees ($4,063), repairs and maintenance related expense ($11,703), cleaning expense ($4,038), insurance ($5,511), parking lot and landscaping related expense ($3,377), and various other operating expenses ($2,774). These increases were partially offset by decreases in interest expense ($29,787), professional services ($7,085), utilities ($9,622), and payroll ($1,218). The increases in depreciation and amortization, real estate tax expense (Northeast Commerce), and repairs and maintenance related (heating and air conditioning repairs) were previously addressed at the property level. The decrease in interest expense can be attributable to a more favorable interest rate for the debt secured by Countryside, Northeast, and NorthCreek. The increase of $52,269 for the six month period is due to increases in depreciation and amortization expense ($39,244), real estate tax expense ($32,107), management fees ($9,679), repairs and maintenance related expenses ($25,605), utilities ($3,402), payroll ($3,253), cleaning expense ($6,602), insurance ($10,819), and parking lot/landscaping expense ($4,297). These increases were partially offset by decreases in interest expense ($33,314), professional services ($13,314), and other operating expense ($36,111). The increase in depreciation and amortization is due to the addition of capital assets (primarily at Northeast Commerce Center). The increase in real estate tax expense for the six month period is due to both the increased taxes at Northeast Commerce Center and appeal fees paid during the first quarter for Countryside Office Park. The increased management fees are directly related to the increased revenues. The increased repairs and maintenance costs can be attributed to a rise in heating and air conditioning repairs at the Registrant's properties. The decrease in interest expense is due to the lower interest rate in 2001 as previously addressed. The decrease in other operating expenses is primarily due to decreases in vacancy related expenses at Northeast and Countryside.

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


                                      NOONEY INCOME FUND LTD. II, L.P.

Date:        August 14, 2001          By:   Nooney Income Investments Two, Inc.
      ----------------------------          General Partner

                                      By:  /s/ Gregory J. Nooney, Jr.
                                         -------------------------------
                                           Gregory J. Nooney, Jr.
                                           Vice Chairman


                                      By:  /s/ Patricia A. Nooney
                                         -------------------------------
                                           Patricia A. Nooney
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